Form 10-K405
period 1996-06-30
EDELBROCK CORP
filed 1996-09-26
CIK 929037

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____to____

Commission file number  0-24802

                             EDELBROCK CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                                33-0627520
   (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)


                             2700 California Street
                           Torrance, California 90503
          (Address of principal executive offices, including Zip Code)
       Registrant's telephone number, including area code: (310) 781-2222

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                               (Title and Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X  /  No
                                   -        -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part II of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of September 25, 1996, was approximately $31,018,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ Stock Market for the last trading date prior to that date).

On September 26, 1996, approximately 5,241,604 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                         PART I                                                Page
                                                                                                               ----
 Item 1.                   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

 Item 2.                   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

 Item 3.                   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

 Item 4.                   Submission of Matters To a Vote of Security Holders . . . . . . . . . . . . . .       6

 Additional Item:          Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . . . .       7

                                                        PART II

 Item 5.                   Market for the Company's Common Stock and Related Shareholder Matters . . . . .       9

 Item 6.                   Selected Consolidated Financial Data  . . . . . . . . . . . . . . . . . . . . .      10

 Item 7.                   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

 Item 8.                   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . .      19

 Item 9.                   Changes in and Disagreements with Accountants on
                              Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . .      19

                                                        PART III

 Item 10.                  Directors of the Company  . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

 Item 11.                  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

 Item 12.                  Security Ownership of Certain Beneficial
                             Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24

 Item 13.                  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . .      25

                                                         PART IV

 Item 14.                  Exhibits, Financial Statement Schedules and
                            Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26
 Signatures                  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30

                                    PART I
Item 1.         Business

GENERAL

         Edelbrock Corporation (the "Company") is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufacturers, distributes and markets a wide range of high quality performance products, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems and other components designed for most domestic V8 and selected V6 engines. These products are designed to enhance street, off-road, recreational and competition vehicle performance through increased horsepower, torque and drivability. The Company also designs and markets products to enhance engine and vehicle appearance, such as chrome and polished aluminum air cleaners, valve covers and breathers. In October 1994, the Company introduced performance aluminum cylinder heads and intake manifolds for the Harley-Davidson Evolution engine and these products are now available to over 5,000 Harley-Davidson performance shops nationwide. In March 1995, the Company acquired substantially all of the assets of QwikSilver II, Inc. of Apple Valley, California a manufacturer of aftermarket Harley-Davidson and other motorcycle carburetors and air cleaners.

         In early 1997, the Company plans to enter the performance shock absorber market for the automotive, truck (under one ton), ATV, motorhome, racing and Harley-Davidson motorcycle aftermarkets utilizing RICOR Racing and Development, L.P.'s ("RICOR") patented "inertia sensitive system." In connection therewith, the Company has entered into a royalty agreement with RICOR and issued warrants to purchase common stock of the Company. See Notes 6 and 10 of Notes to Consolidated Financial Statements.

    The Company's business strategy is to capitalize on recognition of the "Edelbrock" brand name and strong distribution network to expand its leading position in the specialty performance automotive and motorcycle aftermarket parts market. The Company plans to achieve its business objective by pursuing the following business strategies:

       - Broaden Application of Core Products.

       - Expand Market Share in Compatible Product Lines.

       - Expand Presence in Chain Stores.

       - Introduce New Products.

       - Expand Production Capacity.

       - Reduce Manufacturing Costs through Vertical Integration and Automation.

HISTORY

         The Company was founded in 1938 in Los Angeles by O. Victor Edelbrock, Sr. Mr. Edelbrock utilized his experience as a mechanic and a winning car racer to design and produce manifolds and cylinder heads. Upon his father's death in 1962, O. Victor Edelbrock, Jr., also a racing enthusiast who began designing manifolds in the 1960's, assumed his father's position as Chief Executive Officer of the Company. In 1967, the Company moved its operations to El Segundo, California. The Company continued designing and marketing new generations of manifolds throughout the 1960's and 1970's. In the 1980's, the Company expanded it product line to include camshaft kits, valve train parts, exhaust systems and other performance components. In 1987, the Company moved to its present location in Torrance, California and in 1990 built its own sand cast aluminum foundry in San Jacinto, California. In the 1990's, the Company has continued to expand its product lines to include carburetors, aluminum cylinder heads, aluminum water pumps, fuel injected manifolds and aftermarket performance parts for Harley-Davidson motorcycles. In April 1995, the Company completed the construction of a 37,000 square foot building in Torrance, California to house its exhaust products division. In early 1997, the Company intends to introduce a new line of performance aftermarket shock absorbers. In May 1996, the Company began construction of a 45,000 square foot facility adjacent to its existing exhaust facility. The new facility will be utilized for the manufacture of shock absorbers, expand exhaust system manufacturing operations and accommodate additional corporate expansion including warehouse overflow.

PRODUCTS

         The Company offers approximately 1,600 performance automotive and motorcycle aftermarket parts for street, offroad, recreational and competition use. The Company's products are designed to enhance the engine's performance through increased horsepower, torque and drivability primarily by improving induction of fuel and air into and exhaust out of the engine. The Company also designs and markets products to improve appearance.

         The Company's present lines include, among other items, intake manifolds, which accounted for 37%, 33% and 32% of the Company's revenues for fiscal years 1994, 1995 and 1996, respectively and carburetors, which accounted for 37%, 39% and 39% of the Company's revenue for fiscal years 1994, 1995 and 1996, respectively. See "Item 6. Selected Consolidated Financial Data" for the Company's revenue, operating income and total assets for each of the last three years.

DISTRIBUTION, SALES AND MARKETING

         The Company has established a balanced nationwide distribution network, which encompasses all the major channels of distribution. It is the Company's policy to offer its products at the same price and under the same terms and conditions in each of its channels of distribution. The Company's products are sold in all 50 states and Canada, as well as to a lesser degree in Australia, Europe, New Zealand and the Pacific Rim, and distributed through the following channels:

         -   Retail Automotive Chain Stores.

         -   Mail Order Catalog Houses.

         -   Warehouse Distributors and Performance Specialty Dealers.

         In addition to the foregoing channels of distribution, the Company supplies select component parts to original equipment manufacturers, including Ford Motor Company, Volvo-Penta of the Americas, Inc., General Motors Corporation, and Mercruiser, Inc., a division of Brunswick Corporation. The Company's aluminum foundry casts components for a variety of third-party manufacturers.

         Two customers, Auto Sales, Inc. and Super Shops, Inc. accounted for 16.0% and 12.7%, respectively of the Company's revenues for fiscal year 1996. See Note 8 of Notes to Consolidated Financial Statements of the Company.

MANUFACTURING

         The Company conducts manufacturing operations in its Torrance, California facilities and its aluminum foundry in San Jacinto, California. The Company manufactures products such as manifolds, cylinder heads, water pumps and exhaust systems. Approximately 54% of the Company's revenues for fiscal year 1996 were attributable to products which were manufactured by third-part suppliers. Magneti Marelli, U.S.A., Inc. pursuant to an agreement with the Company, supplied the Company with all of the carburetors which it marketed in fiscal year 1996, representing approximately 39% of the Company's revenue for that fiscal year. The agreement extends through 1999 and is renewable at the option of the parties.

COMPETITION

         There is significant competition in the performance automotive and motorcycle parts industries. The Company competes with other companies and individuals in the manufacture and sale of performance automotive and motorcycle parts. The Company competes, with, among others, Weiand Automotive and Holley Replacement Parts ("Holley") in the manifold market, Holley and Federal-Mogal Corporation in the automotive carburetor market, Crane Cams and Competition Cams in the camshaft market, World Products and TFS in the cylinder head market and Mr. Gasket, TransDapt and Moroso in the specialty automotive accessories market. The Company competes primarily with S & S Cycle, Incorporated and Mikuni of America in the motorcycle aftermarket. The Company competes primarily on the basis of product quality and brand name recognition, service and price. Some of the Company's competitors are substantially larger and have greater financial resources than the Company.

TRADEMARKS AND PATENTS

         The Company owns over 42 trademarks and patents used in connection with the marketing of the Company's products, including Edelbrock(R), Torker(R), Torker II(R), Tunnel Ram(R), Signature Series(R), Performer Series(R), QwikSilver II(R) and Edelbrock Total Power Package(R). The Company believes that its trademarks and patents and the associated recognition, reputation and customer loyalty contribute to the success of the Company's business operations. The Company possesses a number of United States and international patents, including three United States patents relating to the Company's manifolds, all of which also contribute to the success of the Company's operations. The Company's patents expire between 1997 and 2013.

EMPLOYEES

         As of June 30, 1996, the Company employed approximately 485 persons in the operation of its business. The Company believes that its ability to attract and retain qualified management personnel and skilled production technicians and marketing employees will be a key determinant of the Company's continued success. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good.


Item 2.         Properties

         The Company owns its headquarters and a new manufacturing facility located in buildings of approximately 142,000 and 37,000 square feet respectively in Torrance, California, and two buildings for its Foundry operations located in approximately 73,000 and 15,000 square feet in San Jacinto, California. The 73,000 square foot facility and related land are subject to a deed of trust which secures certain indebtedness incurred in connection with the construction of the facility. See Note 3 of Notes to Consolidated Financial Statements. The Company also leases a building of approximately 7,000 square feet in which its "QwikSilver" motorcycle products are manufactured, in Apple Valley, California.

         In May 1996, the Company began construction of a new 45,000 square foot facility on Company owned property contiguous to its current exhaust facility in Torrance, California. The Company currently anticipates that construction will be completed in late 1996. This facility will be utilized for the manufacture of performance aftermarket shock absorbers and to expand exhaust system manufacturing and house additional corporate expansion including warehouse overflow.

         The Company believes that its existing facilities are adequate to meet its current requirements.

Item 3.         Legal Proceedings

         There is no material legal proceeding to which the Company is a party or to which any of its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of shareholders.

Executive Officers of the Company.

EXECUTIVE OFFICERS
    The following sets forth the name, age and business experience of the executive officers of the Company as of June 30, 1996:

         NAME                               AGE              POSITION
         ----                               ---              --------
O. Victor Edelbrock . . . . . . . . . . .   60              Chairman, President and Chief Executive Officer
Jeffrey L. Thompson . . . . . . . . . . .   43              Executive Vice-President, Chief Operating Officer and Director
Anthony S. Hollis . . . . . . . . . . . .   55              Vice-President of Finance and Director (Retired)
Aristedes T. Feles  . . . . . . . . . . .   29              Vice-President of Finance and Director
Adrian Murray . . . . . . . . . . . . . .   41              Vice-President of Sales
Wayne P. Murray . . . . . . . . . . . . .   44              Vice-President of Manufacturing
Jack B. Mayberry  . . . . . . . . . . . .   49              Vice-President of Research & Development
Camee Edelbrock . . . . . . . . . . . . .   36              Vice-President of Advertising, Secretary and Director
Nancy Edelbrock . . . . . . . . . . . . .   60              Treasurer
Ronald L. Webb  . . . . . . . . . . . . .   62              Executive Vice-President of Edelbrock Foundry Corp.

    O. Victor Edelbrock has been Chairman, President and Chief Executive Officer of the Company since 1962. Mr. Edelbrock is the husband of Nancy Edelbrock and the father of Camee Edelbrock.

    Jeffrey L. Thompson has been the Executive Vice-President/General Manager and Chief Operating Officer of the Company since December 1988. He is also a member of the board of directors of the Specialty Equipment Market Association. Mr. Thompson has been a director of the Company since 1994.

    Anthony S. Hollis retired from his positions with the Company on June 30, 1996. Mr. Hollis joined the Company in 1969 as Controller. Mr. Hollis had been the Vice President of Finance since 1975 and director of the Company since 1994.

    Aristedes T. Feles has been the Vice President of Finance since July 1996 and was previously Controller for the Company since 1992 and has recently
accepted the position of Vice President.   Prior to 1992, Mr. Feles was
employed as a senior accountant at BDO Seidman (since 1989). Mr. Feles has been a director of the Company since July 1996.

    Adrian Murray has been Vice-President of Sales for the Company since 1992. Mr. Murray was previously the National Sales Manager for the Company (since
1988).

    Wayne P. Murray has been employed in various positions by the Company since 1969 and has been Vice-President of Manufacturing for the Company since 1984.

    Jack B. Mayberry has been the Vice President of Research & Development for the Company since 1995. Prior to joining the Company, Mr. Mayberry was a captain in the U.S. Navy where he served for 25 years.

    Camee Edelbrock has been Vice-President of Advertising for the Company since 1993. Prior to 1993, Ms. Edelbrock was Director of Advertising (since
1987), and has served in various other capacities with the Company (since
1978). Ms. Edelbrock is a director of the Company. Ms. Edelbrock is the daughter of O.Victor Edelbrock Jr., and Nancy Edelbrock.

    Nancy Edelbrock has been Treasurer of the Company since 1968 and has been involved in all facets of the business since 1962. Mrs. Edelbrock is the wife of O.Victor Edelbrock Jr. and the mother of Camee Edelbrock.

    Ronald L. Webb has been Executive Vice-President of Edelbrock Foundry Corp. since 1989. Prior to 1989, Mr. Webb served as Vice-President, Operations and in various other capacities for Buddy Bar Castings (since 1958).

                                    PART II

Item 5.         Market for Company's Common Stock and Related Shareholder
                Matters.

         The Company's Common Stock is traded over-the-counter on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Stock Market under the symbol EDEL. Prior to October 19, 1994, there was no established public trading market for the Common Stock. The following table sets forth the range of high and low closing sales prices, as reported on the NASDAQ Stock Market since October 19, 1994. On September 25, 1996, the Company had 80 holders of record of its Common Stock and 5,241,604 shares outstanding and a closing price of $16.75.

                                                                 Price Range of Common Stock
                                                                 ---------------------------
 Year Ended June 30, 1995                                      High                       Low
                                                               ----                       ---
      First Quarter                                             N/A                       N/A
      Second Quarter                                          $16.75                    $12.25
      Third Quarter                                           $15.50                    $11.25
      Fourth Quarter                                          $14.50                    $11.50

 Year Ended June 30, 1996                                      High                       Low
                                                               ----                       ---
      First Quarter                                           $17.00                    $12.88
      Second Quarter                                          $15.75                    $13.75
      Third Quarter                                           $16.25                    $12.25
      Fourth Quarter                                          $19.50                    $14.00

         Since its initial public offering, the Company has not declared or paid a dividend on its common stock. The Company currently plans to retain all of its earnings to support the development and expansion of its business and has no present intention of paying any dividends on the Common Stock in the foreseeable future. However, the Board of Directors of the Company will review the dividend policy periodically to determine whether the declaration of dividends is appropriate.

Item 6.         Selected Consolidated Financial Data.

         The following Selected Consolidated Financial Data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1995 and 1996 and the Income Statement Data and the Other Data for each of the three fiscal years in the period ended June 30, 1996 have been derived from the audited Consolidated Financial Statements of the Company, which were audited by BDO Seidman, LLP as indicated in their report included elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1994 and the Income Statement Data and the Other Data for each of the two fiscal years in the period ended June 30, 1993 have been derived from audited financial statements not included herein.

                                                                          Year Ended June 30,
                                          -------------------------------------------------------------------------------------
 INCOME STATEMENT DATA:                      1992              1993              1994               1995               1996
                                             ----              ----              ----               ----               ----
 Revenues                                 $37,427,000       $46,136,000        $53,509,000        $68,792,000       $79,032,000
 Cost of sales                             20,961,000        26,536,000         31,012,000         40,883,000        47,043,000
                                          -----------       -----------        -----------        -----------       -----------
           Gross profit                    16,466,000        19,600,000         22,497,000         27,909,000        31,989,000
                                          -----------       -----------        -----------        -----------       -----------
 Operating expenses
    Selling, general and                   11,582,000        13,378,000         15,203,000         17,172,000        20,392,000
 administrative                             1,361,000         1,494,000          1,862,000          1,963,000         2,227,000
                                          -----------       -----------        -----------        -----------       -----------
    Research and development

           Total operating expenses        12,943,000        14,872,000         17,065,000         19,135,000        22,619,000
                                          -----------       -----------        -----------        -----------       -----------
 Operating income                           3,523,000         4,728,000          5,432,000          8,774,000         9,370,000

 Interest expense                             964,000           726,000            672,000            552,000           292,000
 Interest income                              -                 -                  -                  344,000           471,000
 Other income                                 -                 -                  -                 -                  274,000
                                          -----------       -----------        -----------        -----------       -----------
 Income from continuing operations
    before taxes on income and
    cumulative  effect of change in
    accounting principle                    2,559,000         4,002,000          4,760,000          8,566,000         9,823,000

 Taxes on income from continuing
    operations                                775,000         1,493,000          1,740,000          3,336,000         3,346,000
                                          -----------       -----------        -----------        -----------       -----------
 Income from continuing operations
    before cumulative effect of
    change in accounting principle          1,784,000         2,509,000          3,020,000          5,230,000         6,477,000

 Income (loss) from discontinued
    operations, net of tax (1)              (318,000)         (478,000)           (62,000)          1,086,000           -
                                          -----------       -----------        -----------        -----------       -----------
 Income before cumulative effect of
    change in accounting principle          1,466,000         2,031,000          2,958,000          6,316,000         6,477,000

 Cumulative effect on prior years
    of change in accounting for
    taxes on income (2)                       -                 -                  201,000           -                  -
                                          -----------       -----------        -----------        -----------       -----------
 Net income                               $ 1,466,000       $ 2,031,000        $ 3,159,000        $ 6,316,000       $ 6,477,000
                                          ===========       ===========        ===========        ===========       ===========

                                                                            Year Ended June 30,
                                              --------------------------------------------------------------------------------
 PER SHARE DATA:                                 1992             1993             1994              1995              1996
                                                 ----             ----             ----              ----              ----
 Income per share before change
    in accounting principle and
    discontinued operations                        $0.48            $0.67            $0.81              $1.10            $1.24
 Income (loss) per share from
    discontinued operations,
    net of tax                                    (0.09)           (0.13)           (0.02)               0.22           -
 Net income per share                               0.39             0.54             0.84               1.32             1.24
 Weighted average shares outstanding           3,750,000        3,750,000        3,750,000          4,772,000        5,241,000

 OTHER DATA:
 Capital expenditures                         $1,379,000       $2,026,000       $2,396,000        $12,221,000       $4,342,000
 Dividends                                        -                -                -                 -                 -

                                                                                 June 30,
                                              --------------------------------------------------------------------------------
 BALANCE SHEET DATA:                             1992             1993             1994              1995              1996
 (In thousands)                                  ----             ----             ----              ----              ----
 Working capital                              $    5,668       $    7,514      $     7,772         $   20,033        $  23,953
 Total assets                                     42,627           47,377           50,272             62,771           66,430
 Total long-term debt                             20,010           19,355           17,278              4,657            3,148
 Shareholders' equity                             13,571           15,602           18,761             41,923           48,420


(1) On May 1, 1995, the Company disposed of substantially all of its real estate operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of Notes to Consolidated Financial Statements for further information regarding the Company's real estate activities.

(2) On July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See Notes 1 and 4 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1994, 1995, and 1996. The following should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

OVERVIEW

         The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems and other performance components for most domestic V8 and selected V6 engines. In addition, the Company offers performance aftermarket manifolds, cylinder heads, camshafts, air cleaners, and carburetors for Harley-Davidson motorcycles. The Company currently offers approximately 1,600 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use.

Product Mix

         The Company manufactures its own products and purchases other products designed to the Company's specifications from third-party manufacturers for subsequent packaging and distribution to the Company's customers. Generally, the Company can achieve a higher margin on those products which it manufactures as compared to those purchased from third-party manufacturers. Accordingly, the Company's results of operations in any given period are affected by product mix. For example, in recent years, the Company has experienced significant growth in the sale of carburetors which it has purchased pursuant to a long-term contract with a third-party manufacturer.

Product Concentration

         Historically, the Company has derived a substantial portion of its revenues from the sale of intake manifolds and carburetors. For the fiscal year ended June 30, 1996, approximately 32.4% and 39.3% of revenues were derived from the sales of intake manifolds and carburetors, respectively. Although the revenues attributable to the sales of intake manifolds as a percentage of total revenues declined in fiscal year 1996 as compared to fiscal year 1995, the aggregate dollar volume of sales intake manifolds increased 12.7% to $25.6 million from $22.7 million.

Manufacturing Capacity

         During the most recent peak manufacturing period, the Company used substantially all of its manufacturing capability for producing its specialty performance automotive and motorcycle aftermarket parts. In fiscal year 1995, the Company expanded its manufacturing capacity by constructing an additional 37,000 square-foot manufacturing facility in Torrance, California to house its exhaust division, and a 15,000 square-foot expansion of its foundry operation on Company-owned property adjacent to its current San Jacinto, California foundry site.

         In May 1996, the Company began construction of a new 45,000 square foot facility on Company owned property contiguous to its current Exhaust facility in Torrance, California. The Company currently anticipates that construction will be completed in late 1996. This facility will be utilized for the manufacture of performance aftermarket shock absorbers, expand exhaust system manufacturing and house additional corporate expansion including warehouse overflow.

Seasonality

         The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters. This seasonality typically results in reduced earnings for the Company's first and second fiscal quarters because a significant portion of operating expenses are fixed throughout the fiscal year.

Real Estate

         On May 1, 1995, the Company completed the sale of substantially all of its Arizona real estate portfolio to Arizona Presidio Industrial Partners for $17.1 million. The $17.1 million sales price included $1.9 million for real estate held by two partnerships, of which the Company is a general partner, and $0.5 million was for real estate held by the Company Employee Stock Ownership Plan ("ESOP"). The Company netted, after payment of debt and sales expenses, cash of $3.2 million and 2.31 acres of prime industrial property contiguous to its new exhaust facility in Torrance, California. The partnerships and ESOP netted cash of approximately $536,000 and $435,000, respectively. Through the sale, the Company was able to eliminate approximately $10.0 million in debt and the varying degrees of risk associated with real property investments. In addition, through this sale, the Company has focused its efforts on automotive and motorcycle operations. The results of the real estate division have been reported separately as discontinued operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues of certain items in the Company's consolidated statements of income and the percentage change in each item from the prior period.


                                                      Percentage of        Year Ended           Percentage of        Year Ended
                                                    Revenues for Year     June 30, 1995       Revenues for Year     June 30, 1996
                                                      Ended June 30,       as Compared          Ended June 30,       as Compared
                                                   ------------------     to Year Ended       -----------------     to Year Ended
                                                    1994       1995       June 30, 1994        1995      1996       June 30, 1995
                                                    ----       ----       -------------        ----      ----       -------------
 Revenues                                          100.0%       100.0%          28.6%          100.0%    100.0%          14.9%
 Cost of sales                                      57.9         59.4           31.8            59.4      59.5           15.1
                                                   -----        -----                          -----     -----
     Gross profit                                   42.1         40.6           24.1            40.6      40.5           14.6
                                                   -----        -----                          -----     -----
 Operating expenses
    Selling, general and administrative             28.4         25.0           13.0            25.0      25.8           18.8
    Research and development                         3.5          2.8            5.4             2.8       2.8           13.4
                                                   -----        -----                          -----     -----
           Total operating expenses                 31.9         27.8           12.2            27.8      28.6           18.2
                                                   -----        -----                          -----     -----
 Operating income                                   10.2         12.8           61.5            12.8      11.9            6.8

 Interest expense                                    1.3          0.8          (17.9)            0.8       0.4          (47.1)
 Interest income                                    -             0.5             NM             0.5       0.6           36.9
 Other income                                       -            -                NM             -         0.3             NM
                                                   -----        -----                          -----     -----

 Income from continuing operations before
    taxes on income and cumulative effect of
    change in accounting principle                   8.9         12.5           80.0            12.5      12.4           14.7

 Taxes on income from continuing operations          3.3          4.9           91.7             4.9       4.2             .3
                                                   -----        -----                          -----     -----
 Income from continuing operations before
    cumulative effect of change in accounting
    principle                                        5.6          7.6           73.2             7.6       8.2           23.8

 Income (loss) from discontinued operations,
    net of tax                                      (0.1)         1.6             NM             1.6       N/A            N/A
                                                   -----        -----                          -----     -----
 Income before cumulative effect of change in
    accounting principle                             5.5          9.2          113.5             9.2       8.2            2.5

 Cumulative effect on prior years of change in
    accounting for taxes on income                   0.4         -                NM             -        -              -
                                                   -----        -----                          -----     -----
 Net income                                          5.9%         9.2%          99.9%            9.2%      8.2%           2.5%
                                                   =====        =====                          =====     =====

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Revenues

         Revenues increased 14.9% to $79.0 million in fiscal year 1996 from $68.8 million in fiscal year 1995. The increase was primarily the result of an increase of approximately $4.1 million, or 15.3%, in the sale of carburetors, an increase of $0.9 million, or 24.8%, in the sale of aluminum cylinder heads, and an increase of $0.9 million, or 46.4%, in the sale of exhaust systems.

Cost of Sales

         Cost of sales increased 15.1% to $47.0 million in fiscal year 1996 from $40.9 million in fiscal year 1995. As a percent of revenues, cost of sales increased to 59.5% in fiscal year 1996 from 59.4% in fiscal year 1995. The increase in cost of sales was primarily due to an increase in sales which included a change in product mix toward third-party manufactured products, partially offset by improved production efficiencies associated with the introduction of high-tech machining centers used in the production of manifolds, cylinder heads and water pumps.

Selling, General and Administrative Expense

         Selling, general and administrative expenses increased 18.6% to $20.4 million in fiscal year 1996 from $17.2 million in fiscal year 1995. This increase was primarily due to increased advertising expense, sales commissions and salaries associated with increased sales. As a percent of sales, selling, general and administrative expenses increased to 25.8% in fiscal year 1996 from 25.0% in fiscal year 1995. This increase was the result of expenditures relating to being a public company and increased advertising expenses including catalogs and television advertising.

Research and Development Expense

         Research and development expense increased 13.4% to $2.2 million in
fiscal year 1996 from $2.0 million in fiscal year 1995.   As a percent of
revenue, research and development expense decreased to 2.8% in fiscal year 1996 from 2.9% in fiscal year 1995. The Company plans on continuing to expand its research and development program, but through improved efficiency, expenditures may decrease as a percent of revenue in the future.

Operating Income

         Operating income increased 6.8% to $9.4 million in fiscal year 1996 from $8.8 million in fiscal year 1995. This increase was a result of the items mentioned above.

Interest Expense

         Interest expense decreased 47.1% to $292,000 in fiscal year 1996 from $552,000 in fiscal year 1995. This decrease was primarily due to retirement of debt and a decrease in the principal amount of average debt outstanding.

Interest Income

         Interest income increased 36.9% to $471,000 in fiscal year 1996 from $344,000 in fiscal year 1995. This increase was the result of interest earned on invested proceeds from the Company's initial public offering, which occurred during the second quarter of fiscal 1995.

Other Income

         During the fiscal year, the Company sold a piece of equipment that resulted in a $162,000 pre-tax gain.

         Additionally, the Company settled its lawsuit against a supplier of defective foundry furnace equipment relating to the original construction of the refractory furnaces at the Company's aluminum foundry in 1990. Under the terms of the settlement, the Company received net proceeds of $112,000.

Taxes on Income

         The provision of income taxes increased $10,000 to $3,346,000 in fiscal year 1996 from $3,336,000 in fiscal year 1995. The effective tax rate decreased to 34.1% in fiscal year 1996 from 38.9% in fiscal year 1995 as a result of state income tax credits relating to research and development and manufacturing.

Net Income

         The Company's net income increased 23.8% to $6.5 million in fiscal 1996 from $5.2 million (excluding net income of $1.1 million from discontinued real estate operations) in fiscal year 1995. This increase was primarily due to the items mentioned above.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

Revenues

         Revenues increased 28.6% to $68.8 million in fiscal year 1995 from $53.5 million in fiscal year 1994. The increase was primarily the result of an increase of approximately $6.1 million, or 22.5%, in the sale of carburetors, $2.1 million from the introduction of performance aftermarket parts for Harley-Davidson motorcycles, and an increase of $1.5 million, or 42.1%, in the sale of aluminum cylinder heads.

Cost of Sales

         Cost of sales increased 31.8% to $40.9 million in fiscal year 1995 from $31.0 million in fiscal year 1994. As a percent of revenues, cost of sales increased to 59.4% in fiscal year 1995 from 58.0% in fiscal year 1994. The increase in cost of sales was primarily due to a change in product mix toward third-party manufactured products, inefficiencies associated with the relocation of the Exhaust division into its new facility and acquisition of QwikSilver, partially offset by improved production efficiencies associated with the introduction of high-tech machining centers used in the production of manifolds, cylinder heads and water pumps.

Selling, General and Administrative Expense

         Selling, general and administrative expenses increased 13.0% to $17.2 million in fiscal year 1995 from $15.2 million in fiscal year 1994. This increase was primarily due to increased advertising expense, sales commissions and salaries associated with increased sales. As a percent of sales, selling, general and administrative expenses decreased to 25.0% in fiscal year 1995 from 28.4% in fiscal year 1994.

Research and Development Expense

         Research and development expense increased 5.4% to $2.0 million in
fiscal year 1995 from $1.9 million in fiscal year 1994.   As a percent of
revenue, research and development expense decreased to 2.9% in fiscal year 1995 from 3.5% in fiscal year 1994. The Company plans on continuing to expand its research and development program, but through improved efficiency, expenditures may decrease as a percent of revenue in the future.

Operating Income

         Operating income increased 61.5% to $8.8 million in fiscal year 1995 from $5.4 million in fiscal year 1994. This increase was a result of the items mentioned above.

Interest Expense

         Interest expense decreased 17.9% to $552,000 in fiscal year 1995 from $672,000 in fiscal year 1994. The decrease was primarily due to retirement of debt and a decrease in the principal amount of average debt outstanding.

Interest Income

         Interest income totalled $344,000 in fiscal year 1995 as a result of interest earned on invested proceeds from the Company's initial public offering which occurred during the second quarter of fiscal 1995.

Taxes on Income

         The provision of income taxes increased to $3.3 million in fiscal year 1995 from $1.7 million in fiscal year 1994. The effective tax rate increased to 38.9% in fiscal year 1995 from 36.5% in fiscal year 1994 as a result of decreases in tax credits and partial offset to income from the Arizona net operating loss credit that expired during the year.

Net Income

         The Company's net income increased 62.4% to $5.2 million in fiscal 1995 from $3.2 million in fiscal year 1994. This increase was primarily due to the items mentioned above.

Quarterly Results

         The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 1995 and 1996. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The unaudited quarterly financial data presented below has not been subject to a review by BDO Seidman, LLP, Edelbrock's independent certified public accountants.

                                               For the Fiscal Year Ended                      For the Fiscal Year Ended
                                                     June 30, 1995                                  June 30, 1996
                                     -------------------------------------------    --------------------------------------------
                                       First     Second       Third      Fourth       First      Second      Third       Fourth
 (In thousands)                       Quarter    Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                     --------    -------    --------   ---------    --------    --------    --------    --------
 Revenues                            $14,685     $16,138    $15,477    $22,492      $16,843     $18,536     $18,854     $24,799
 Cost of sales                         8,734       9,931      8,935     13,283        9,916      11,060      11,316      14,751
                                     -------     -------    -------    -------      -------     -------     -------     -------
    Gross profit                       5,951       6,207      6,542      9,209        6,927       7,476       7,538      10,048
                                     -------     -------    -------    -------      -------     -------     -------     -------
 Operating expenses
    Selling, general and
      administrative                   4,069       4,042      4,041       5020        4,731       4,919       4,923       5,819
    Research and development             364         375        402        822          426         408         405         988
                                     -------     -------    -------    -------      -------     -------     -------     -------
           Total operating
             expenses                  4,433       4,417      4,443      5,842        5,157       5,327       5,328       6,807
                                     -------     -------    -------    -------      -------     -------     -------     -------
 Operating income                      1,518       1,790      2,099      3,367        1,770       2,149       2,210       3,241

 Interest expense                        167         168        120         97          114         112         108         (42)
 Interest income                          19          73        138        114          157         153          51         110
 Other income                           -           -         -           -             192         (20)        102       -
                                     -------     -------    -------    -------      -------     -------     -------     -------
 Income from continuing
   operations before taxes
   on income                           1,370       1,695      2,117      3,384        2,005       2,170       2,255       3,393

 Taxes on income from continuing
    operations                           527         652        817      1,340          778         787         846         935
                                     -------     -------    -------    -------      -------     -------     -------     -------
 Income from continuing
    operations                           843       1,043      1,300      2,044        1,227       1,383       1,409       2,458

 Income (loss) from discontinued
     operations, net of tax                2         (91)        69      1,106         -           -           -          -
                                     -------     -------    -------    -------      -------     -------     -------     -------
 Net income                          $   845     $   952    $ 1,369    $ 3,150      $ 1,227     $ 1,383     $ 1,409     $ 2,458
                                     =======     =======    =======    =======      =======     =======     =======     =======

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's $1.5 million revolving credit facility ("Revolving Credit Facility"). Due to the seasonal demand for the Company's products, the Company builds inventory during the Company's first and second fiscal quarters in advance of the typically stronger selling periods during the Company's third and fourth fiscal quarters.

         The Revolving Credit Facility consists of an unsecured line of credit agreement with one bank, which provides a total loan commitment not to exceed $1.5 million, all of which was available to the Company as of September 26, 1996. The line of credit borrowings are at the applicable bank's base rate (8.25% at June 30, 1996). The line of credit agreement expires in February 1997.

         Net cash provided by operating activities was $4.9 million, $5.0 million and $4.2 million in fiscal years 1994, 1995, and 1996, respectively. Because of the seasonality of the Company's business, more funds from operating activities are generated in its third and fourth fiscal quarters. During fiscal year 1996, the Company paid down $1.8 million on its long-term debt in part due to prepayments relating to manufacturing equipment. Under the Revolving Credit Facility, the Company is subject to certain customary restrictive financial requirements. The Company has been and is in compliance with all such financial covenants as of September 26, 1996.

         Accounts payable decreased $300,000 for fiscal year 1996 compared to fiscal year 1995. Income taxes payable decreased by $891,000 primarily as a result of the prior year reflecting the sale of the Company's real estate
properties.   See Note 7 of Notes to Consolidated Financial Statements.

         Accounts receivable increased $4.0 million for fiscal year 1996 compared to fiscal year 1995, while sales increased $10.2 million for fiscal year 1996 compared to fiscal year 1995. The increase in fiscal year 1996 was primarily due to an increase in sales and to the timing of payments from customers in connection with the Company's dating programs.

         The Company believes that funds generated from operations and funds available under the Revolving Credit Facility will be adequate to meet its working capital, debt service and capital expenditure requirements through fiscal 1997.

         The Company's total capital expenditures were $3.7 million in fiscal year 1994, $12.2 million in fiscal year 1995 and $4.3 million in fiscal year 1996. The $4.3 million of capital expenditures for fiscal year 1996 included the purchase of computerized machining centers and the purchase of additional furnaces for the Company's aluminum foundry. The Company anticipates making capital expenditures of approximately $6.3 million in fiscal year 1997, primarily for construction of the 45,000 square foot facility to house the Company's shock absorber division, expand exhaust system manufacturing and house additional Corporate expansion including warehouse overflow; installation of new computer mainframe system and related software; machinery for the shock absorber facility; and additional capital equipment to increase the Company's production capacity. The Company anticipates using working capital to fund these expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

         Statement of Financial Accounting Standards No. 123, " Accounting for the Stock-Based Compensation" ("SFAS No. 123") issued by the FASB is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of account for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

 INFLATION

         General inflation over the last three years has not had a material effect on the Company's cost of doing business and it is not expected to have a material effect in the foreseeable future.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Any statements set forth above which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, and other risks identified in documents filed by the Company with the Securities and Exchange Commission.


Item 8.         Financial Statements and Supplementary Data.

         See Item 14 for an index to the consolidated financial statements and supplementary financial information which are included herewith.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                None.

                                    PART III

Item 10.        Directors of the Company

    The following sets forth the name, age and business experience of the directors of the Company as of June 30, 1996:

         NAME                            AGE                              POSITION
         ----                            ---                              --------
O. Victor Edelbrock . . . . . . . . . .  60         Chairman, President and Chief Executive Officer
Jeffrey L. Thompson . . . . . . . . . .  43         Executive Vice-President, Chief Operating Officer and Director
Anthony S. Hollis . . . . . . . . . . .  55         Vice-President of Finance and Director, Retired
Aristedes T. Feles  . . . . . . . . . .  29         Vice President of Finance and Director
Camee Edelbrock . . . . . . . . . . . .  36         Vice-President of Advertising, Secretary and Director
E. A. Breitenbach . . . . . . . . . . .  59         Director
Jerry Herbst  . . . . . . . . . . . . .  58         Director
Alexander Michalowski . . . . . . . . .  60         Director
Richard M. Wilbur . . . . . . . . . . .  60         Director

    O. Victor Edelbrock has been Chairman, President and Chief Executive Officer of the Company since 1962. Mr. Edelbrock is the husband of Nancy Edelbrock and the father of Camee Edelbrock.

    Jeffrey L. Thompson has been the Executive Vice-President/General Manager and Chief Operating Officer of the Company since December 1988. He is also a member of the board of directors of the Specialty Equipment Market Association. Mr. Thompson has been a director of the Company since 1994.

    Anthony S. Hollis retired from his positions with the Company on June 30, 1996. Mr. Hollis joined the Company in 1969 as Controller. Mr. Hollis had been the Vice President of Finance since 1975 and director of the Company since 1994.

    Aristedes T. Feles has been the Vice President of Finance since July 1996 and was previously Controller for the Company since 1992 and has recently
accepted the position of Vice President.   Prior to 1992, Mr. Feles was
employed as a senior accountant at BDO Seidman (since 1989). Mr. Feles has been a director of the Company since July 1996.

    Camee Edelbrock has been Vice-President of Advertising for the Company since 1993. Prior to 1993, Ms. Edelbrock was Director of Advertising (since
1987), and has served in various other capacities with the Company (since
1978). Ms. Edelbrock is a director of the Company. Ms. Edelbrock is the daughter of O.Victor Edelbrock Jr., and Nancy Edelbrock.

    E. A. Breitenbach has served as a director of the Company since 1994. Dr. Breitenbach is a consultant in the Petroleum Industry and recently retired as the Chairman, President and Chief Executive Officer (since 1968) of Scientific Software - Intercomp. Inc. in Denver, Colorado. Dr. Breitenbach is the President of the Society of Petroleum Engineers and is the recipient of the 1996 John Franklin Carl award.

    Jerry Herbst has served as a director of the Company since 1994. Mr. Herbst has owned and served as the Chief Executive Officer of Terrible Herbst, Inc. and Herbst Supply Co., Inc. (gas and autowash service stations) since 1959. Mr. Herbst is also a general partner of Gold Coast Hotel & Casino in Las Vegas, Nevada. He has served as a director of Bank of America Nevada (formerly Valley
Bank) (since 1977) and a director of Nevada Power Company (since 1990).

    Alexander Michalowski has served as a director of the Company since 1995. In 1995 he retired as President of Magneti Marelli, U.S.A. Inc., a wholly owned subsidiary of Fiat S.P.A. where he served in various capacities since 1981.

    Richard M. Wilbur has served as a director of the Company since 1994. Mr. Wilbur is sole shareholder of R.M. Wilbur, Certified Public Accountants. Mr. Wilbur has served as Chairman of the Board of Liberty National Bank (since
1982) and is the owner of GOLFAMERICA (since 1993).

Item 11.        Executive Compensation.

EXECUTIVE COMPENSATION
    The following table sets forth the names of the persons who were, at the completion of the Company's most recent fiscal year on June 30, 1996 (i) the Chief Executive Officer of the Company and (ii) the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively, the "Named Officers"). All of the Named Officers received their compensation shown in the following table from the Company for services to the Company and, in certain cases, subsidiary companies other than the Company.

                         SUMMARY OF COMPENSATION TABLE

                                                                Annual Compensation
                                                              -----------------------       Long Term
                                                                                          Compensation
                                                                                          ------------
                                                                                          Stock Option
                                                                                             Awards             All Other
 Name and Principal Position                     Year          Salary         Bonus        (in shares)        Compensation
 ---------------------------                     ----          ------         -----       ------------        ------------
 O. Victor Edelbrock
     President and Chief Executive Officer       1996          $310,402       $300,000            0           $10,860   (1)
                                                 1995           317,628        300,000       28,125            10,860   (1)
                                                 1994           378,333        500,000            0            10,860   (1)
 Jeffrey L. Thompson
    Executive Vice-President, Chief              1996           223,018        115,000            0               741   (2)
    Operating Officer                            1995           205,429        115,000       42,500               670   (2)
                                                 1994           177,767        100,000            0               608   (2)

 Ronald L. Webb
    Executive Vice-President,                    1996           200,550         40,000            0                 0
    Foundry Corp.                                1995           201,323         35,000       27,053                 0
                                                 1994           174,165         18,500            0           184,500   (3)

 Anthony S. Hollis
    Vice-President Finance and Secretary (4)     1996           188,260         28,620            0                 0
                                                 1995           180,708         28,620       15,568                 0
                                                 1994           169,447         26,500            0                 0
 Wayne P. Murray
    Vice-President of Manufacturing              1996           160,811         32,000            0                 0
                                                 1995           123,119         32,000       17,405                 0
                                                 1994           115,574         29,000            0                 0

_____________________

(1) This amount represents premiums paid on a life insurance on the life of Mr. Edelbrock.

(2) This amount represents premiums paid on two life insurance policies on the life of Mr. Thompson.

(3) Amount consists of compensation in respect of services provided in prior fiscal years that was paid $61,500 in fiscal 1994 and $123,000 in fiscal 1995.

(4) Mr. Hollis retired from the Company on June, 30, 1996.

OPTION GRANTS

  There were no option grants made during the fiscal year ended June 30, 1996.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION VALUE TABLE

    Shown below is information with respect to unexercised options to purchase Common Stock of the Company granted in fiscal 1996 and prior years to the Named Officers.

                                                                    Number of            Value of Unexercised,
                                                                   Unexercised               In-the-Money
                                                                   Options at                Options at
                                 Shares          Value          Fiscal Year-End (#)       Fiscal Year-End ($)
                               Acquired on      Realized          Exercisable/               Exercisable/
 Name                         Exercise (#)        ($)            Unexercisable (1)          Unexercisable
 ----                         ------------      --------        -------------------      --------------------
 O. Victor Edelbrock               0              0                 5,625/22,500           $28,125/$112,500
 Jeffrey L. Thompson               0              0                 8,500/34,000           $42,500/$170,000
 Ronald L. Webb                    0              0                 5,411/21,642           $27,055/$108,210
 Anthony S. Hollis                 0              0                 3,114/12,454            $15,570/$62,270
 Wayne P. Murray                   0              0                 3,481/13,924            $17,405/$69,620

DIRECTOR EXPENSES

    All non-employee Directors are reimbursed for their out-of-pocket expenses incurred plus $500 per diem in connection with attendance at meetings of, and other activities relating to, serving on the Board of Directors (the "Board") or any Board Committee. Employee Directors are not compensated.

EMPLOYMENT AGREEMENTS

    The Company has entered into an employment agreement with O. Victor Edelbrock for a term expiring on June 30, 1999, pursuant to which he will serve as President and Chief Executive officer of the Company and President of Edelbrock Foundry Corp. The employment agreement provides for a base salary of $300,000 per year, with annual raises to be determined by the Compensation Committee or Board, and an annual bonus to be determined each year in good faith by the Compensation Committee or Board utilizing such factors as Mr. Edelbrock's performance and the Company's and Edelbrock Foundry Corp.'s financial performance. Upon termination of Mr. Edelbrock's employment during this term of the employment agreement for any reason other than "cause," death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to the then current annual base compensation plus an amount equal to the bonus paid for the year prior to such termination.

    The Company has also entered into similar employment agreements with Messrs. Thompson and Webb, each having at term expiring in June 30, 1999. Pursuant to their employment agreements, Messrs. Thompson and Webb are entitled to base salaries of $215,000 and $200,000, respectively. Messrs. Thompson and Webb will also be entitled to annual bonus to be determined each year at the good faith discretion of the Compensation Committee or Board, utilizing such factors as such employee's performance and the financial performance of the Company.

                     COMPENSATION COMMITTEE INTERLOCKS AND
                 INSIDER PARTICIPATION IN COMPENSATION DECISION

    The Compensation Committee consists of four directors. Currently, the members of the Compensation Committee are Messrs. Breitenbach, Herbst, Wilbur, non-employee directors and Mr. Edelbrock, President and Chief Executive Officer of the Company. The Company's 1994 Incentive Equity Plan and 1994 Stock Option Plan for Non-Employee Directors are administered by a committee consisting of Mssrs. Breitenbach, Herbst and Wilbur. None of the executive officers of the Company serves as a director of another corporation in a case where an executive officer of such other corporation serves as a director of the Company.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information known to the Company, with respect to beneficial ownership of the Company's Common Stock as of September 23, 1996, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each of the Named Officers and (iv) all directors and officers of the Company. Except as listed below, based on information furnished by such owners, each person has sole investment and voting power with respect to such shares, subject to community property laws where applicable. The address of each of the 5% stockholders named below is the Company's principal executive office.

                                                                    Shares Beneficially
                                                                         Owned (1)
                                                              -----------------------------
                       5% STOCKHOLDERS                           Number             Percent
                       ---------------                           ------             -------
O. Victor Edelbrock Jr. (2) . . . . . . . . . . . . . . .     2,604,131              49.7%
Nancy Edelbrock (3) . . . . . . . . . . . . . . . . . . .     2,604,131              49.7
Vic and Nancy Edelbrock Inter Vivos Trust,
   dated December 19, 1995 (4)  . . . . . . . . . . . . .       771,625              14.7
Edelbrock Corp. Employee Stock
   Ownership Plan (5)   . . . . . . . . . . . . . . . . .       928,150              17.7
Wayne P. Murray (6) . . . . . . . . . . . . . . . . . . .       928,350              17.7
Christina Lee Edelbrock (7) . . . . . . . . . . . . . . .       984,477              18.8
Tim Pettit (8)  . . . . . . . . . . . . . . . . . . . . .       928,150              17.7
Vic Edelbrock, Sr. Will Marital
   Deduction Fund (9)   . . . . . . . . . . . . . . . . .       801,500              15.3
Vic Edelbrock, Sr. Will Residuary Fund (10) . . . . . . .       562,500              10.7

                     DIRECTORS OTHER THAN MR. EDELBROCK
                     ----------------------------------
E. A. Breitenbach . . . . . . . . . . . . . . . . . . . .              0                0
Camee Edelbrock (11)  . . . . . . . . . . . . . . . . . .         65,226              1.2
Aristedes T. Feles  . . . . . . . . . . . . . . . . . . .              0                0
Jerry Herbst  . . . . . . . . . . . . . . . . . . . . . .          1,000                *
Jeffrey L. Thompson (12)  . . . . . . . . . . . . . . . .         20,719                *
Alexander (Mike) Michalowski  . . . . . . . . . . . . . .          4,500                *
Richard M. Wilbur . . . . . . . . . . . . . . . . . . . .          1,000                *

                     NAMED OFFICERS OTHER THAN DIRECTORS
                     -----------------------------------
Ronald L. Webb  . . . . . . . . . . . . . . . . . . . . .          1,000                *
Anthony S. Hollis (13)  . . . . . . . . . . . . . . . . .         86,644              1.7
All Directors and Officers as a group
   (14 persons) (2)(3)(6)(7)(11)(12)(13)(14)  . . . . . .      3,389,775             64.7

*        Less than one percent.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Includes 771,625 shares owned by the Vic and Nancy Edelbrock Inter Vivos Trust, 160,006 shares attributable to Mr. Edelbrock's beneficial interest in the Edelbrock Corp. Employee Stock Ownership Plan ("ESOP"), 801,500 shares owned by the Vic Edelbrock, Sr. Will Marital Deduction Fund, 562,500 shares owned by the Vic Edelbrock, Sr. Will Residuary Fund, 51,420 shares owned by the Sean Michael Robb Trust, 51,410 shares owned by the Alexander Edelbrock Wilson Trust, 51,420 shares owned by the Courtney Isom Trust, 51,410 shares owned by the Carey Edelbrock Robb Trust, 51,420 shares owned by the Cathleen Edelbrock Trust and 51,410 shares owned by the Christina Edelbrock Wilson Trust. Mr. Edelbrock is the trustee of the above trusts. Mr. Edelbrock disclaims beneficial ownership of such shares owned by the Vic Edelbrock, Sr. Will Marital Deduction Fund, the Sean Michael Robb Trust, the Alexander Edelbrock Wilson Trust, the Courtney Isom Trust, the Carey Edelbrock Robb Trust, the Cathleen Edelbrock Trust and the Christina Edelbrock Wilson Trust.

(3) Includes 771,625 shares owned by the Vic and Nancy Edelbrock Inter Vivos Trust. Also includes 2,600,650 shares owned by other trusts of which Ms. Edelbrock's spouse, O. Victor Edelbrock, Jr., is trustee (see note 2). Ms. Edelbrock disclaims beneficial ownership of such shares.

(4) O. Victor Edelbrock, Jr. and Nancy Edelbrock are trustees of, and beneficiaries under, such trust.

(5) Wayne P. Murray, Christina Lee Edelbrock and Tim Pettit are trustees of the ESOP. The trustees disclaim beneficial ownership of such shares held by the ESOP except to the extent of 41,510 and 4,917 shares attributable to Mr. Murray's and Ms. Edelbrock's respective beneficial interests, in the ESOP.

(6) Includes 928,150 shares held by the ESOP of which Mr. Murray is a trustee. Mr. Murray disclaims beneficial ownership of such shares except to the extent of 41,710 shares of which 41,510 shares are attributable to Mr. Murrays' beneficial interest in the ESOP.

(7) Includes 928,150 shares held by the ESOP of which Ms. Edelbrock is a trustee. Ms. Edelbrock disclaims beneficial ownership of such shares except to the extent of 56,327 shares, of which 4,917 shares are attributable to Ms. Edelbrock's beneficial interest in the ESOP and 51,410 shares are attributable to Ms. Edelbrocks' interest in the Christina Edelbrock Wilson Trust.

(8) Includes 928,150 shares held by the ESOP of which Mr. Pettit is a trustee. Mr. Pettit who is a Certified Public Accountant and not an employee of the Company disclaims beneficial ownership of such shares.

(9) O. Victor Edelbrock, Jr. is trustee of the trust. He disclaims beneficial ownership to such shares.

(10)     O. Victor Edelbrock, Jr. is trustee of such trust.

(11) Includes 13,806 shares of which 10,006 shares are attributable to Ms. Edelbrock's interest in the ESOP and 51,420 shares attributable to Ms. Edelbrock's interest in the Cathleen Edelbrock Trust.

(12) Consists of 20,719 shares of which 20,219 shares are attributable to Mr. Thompson's beneficial interest in the ESOP.

(13) Includes 86,644 shares of which 81,644 are attributable to Mr. Hollis' interest in the ESOP. Mr. Hollis retired from the Company on June 30, 1996.

(14) Includes 316,582 shares attributable to the directors' and officers' beneficial interests in the ESOP.

Item 13.        Certain Relationships and Related Transactions.

    The Company was indebted to the Edelbrock Children's Trust in the principal amount of $78,000 as of June 30, 1995 pursuant to the terms of a promissory note between the Company and the trust. Jerry Herbst is trustee of, and Christina Edelbrock and Carey Edelbrock Robb are beneficiaries under the trust. This note was paid in full in May 1996.

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.

         Financial Statements and Schedules. See Index to Financial Statements which appears on page 31 hereof.

         Other Financial Data. See Summary of Selected Financial Data, which appears in "Item 6. Selected Financial Data."

         Reports on Form 8-K.

         A report on Form 8-K was filed with the Securities and Exchange Commission on June 13, 1996 under Item 5 - Other Events.

         Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                             EDELBROCK CORPORATION

                                 EXHIBIT INDEX

    Number and                                                                                     Sequential
  Description of                                                                                      Page
     Exhibit                                                                                         Number
  --------------                                                                                   ----------
 2.1                  Form of Merger Agreement (filed as Exhibit 2.1 to the Company's
                      Registration Statement on Form S-1 (File No. 33-83258) and
                      incorporated herein by reference)
 3.(i).1              Form of Amended and Restated Certificate of Incorporation of the
                      Company (filed as Exhibit 3(i).1 to the Company's Registration
                      Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
 3(ii).1              Form of Amended and Restated Bylaws of the Company (filed as Exhibit
                      3(ii).1 to the Company's Registration Statement on Form S-1 (File
                      No. 33-83258) and incorporated herein by reference)
 4.1                  Specimen Common Stock Certificate (filed as Exhibit 4.1 to the
                      Company's Registration Statement on Form S-1 (File No. 33-83258) and
                      incorporated herein by reference)
 4.2                  Form of Edelbrock Corp. Employee Stock Ownership Plan
                      (filed as Exhibit  4.2 to the Company's Registration Statement on
                      Form S-1 (File No. 33-83258) and incorporated herein by reference)
 10.1                 Form of Indemnification Agreement entered into with officers and directors of the Company (filed as Exhibit  10.1 to the Company's
                      Registration Statement on Form S-1 (File No. 33-83258) and
                      incorporated herein by reference)
 10.2                 Mutual Agreement between Weber U.S.A.and Edelbrock  (filed as
                      Exhibit 10.2 to the Company's Registration Statement on Form S-1
                      (File No. 33-83258) and incorporated herein by reference)
 10.3                 Form of Employment Agreement with O. Victor Edelbrock, Jr. (filed as
                      Exhibit 10.2 to the Company's Registration Statement on Form S-1
                      (File No. 33-83258) and incorporated herein by reference)*
 10.4                 Form of Employment Agreement with Jeffrey L. Thompson (filed as
                      Exhibit 10.4 to the Company's Registration Statement on Form S-1
                      (File No. 33-83258) and incorporated herein by reference)*
 10.5                 Form of Employment Agreement with A.S. Hollis (files as Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 33-
                      83258) and incorporating herein by reference)*

                             EDELBROCK CORPORATION

                                 EXHIBIT INDEX

    Number and                                                                                        Sequential
  Description of                                                                                          Page
     Exhibit                                                                                             Number
- ----------------                                                                                      ----------
    10.6               Form of Employment Agreement with Ronald L. Webb (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-83258)
                       and incorporated herein by reference)*

    10.7               Form of Benefit Plans
                       - 1994 Incentive Equity Plan
                       - 1994 Stock Option Plan for Non-Employee Directors (filed as Exhibit
                       10.7 to the Company's Registration Statement on Form S-1 (File No. 33-
                       83258) and incorporated herein by reference)

    10.8               Loan Agreement between Edelbrock Corporation and City National Bank
                       (filed as Exhibit 10.8 to the Company's Registration Statement on Form
                       S-1 (File No. 33-83258) and incorporated herein by reference)

    10.9               Business Loan Agreement between Edelbrock Corporation and Bank of
                       America, NT&SA (filed as Exhibit 10.9 to the Company's Registration
                       Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

    10.10              Business Loan Agreement between Edelbrock Foundry Corp. and Bank of America
                       NT&SA (filed as Exhibit 10.10 to the Company's Registration Statement on
                       Form S-1 (File No. 33-83258) and incorporated herein by reference)

    10.11              Industrial Development Bond Agreements (filed as Exhibit 10.11 to the
                       Company's Registration Statement on Form S-1 (File No. 33-83258) and
                       incorporated herein by reference)

    10.12              Industrial Redevelopment Bond Agreements (filed as Exhibit 10.12 to the
                       Company's Registration Statement on Form S-1 (File No. 33-83258) and
                       incorporated herein by reference)

    10.13              Offers to Purchase Real Property (filed as Exhibit 10.13 to the
                       Company's Registration Statement on Form S-1 (File No. 33-83258) and
                       incorporated herein by reference)

    10.14              Offer to Purchase Real Estate Property; Brutten/Reynolds/Shidler
                       Investment Corporation, Buyer, Edelbrock Corporation, Seller, together with First Amendment thereto (filed as Exhibit 10.1 to the Company's
                       Quarterly Report on Form 10-Q for the Quarter Ended March 25,1995 and
                       incorporated herein by reference)

                             EDELBROCK CORPORATION

                                 EXHIBIT INDEX

     Number and                                                                                                Sequential
  Description of                                                                                                   Page
      Exhibit                                                                                                     Number
  --------------                                                                                               ----------
 10.15                 Offer to Purchase Real Estate Property; Brutten/Reynolds/Shidler Investment
                       Corporation, Buyer, Fairmont Associates, Seller (filed as Exhibit 10.2 to the
                       Company's Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1995 and
                       incorporated herein by reference)
 10.16                 Offer to Purchase Real Estate Property; Brutten/Reynolds/Shidler
                       Investment Corporation, Buyer, Edelbrock Corporation E.S.O.P., Seller (filed as
                       Exhibit 10.3 to the Company's  Quarterly Report on Form 10-Q for the Quarter
                       Ended March 25, 1995 and incorporated herein by reference.)
 10.17                 Offer to Purchase Real Estate Property; Brutten/Reynolds/Shidler Investment
                       Corporation, Buyer, Edelbrock-Tucson #5, Seller (filed as Exhibit 10.4 to the
                       Company's Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1995 and
                       incorporated herein by reference.)
 10.18                 Amendments to Purchase Agreements dated December 2, 1994 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 25,
                       1995 and incorporated herein by reference.)
 10.19                 Amendment to Purchase Agreements dated April 13, 1995. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1995
                       and incorporated herein by reference.)
 10.20                 License Agreement dated February 2, 1996 between Edelbrock Corporation and RICOR
                       Racing and Development, L.P. (filed as Exhibit 10.1 to the Company's Quarterly
                       Report on Form 10-Q for the Quarter Ended December 25, 1995 and incorporated herein by reference).
 10.21                 Warrant Agreement dated February 2, 1996 between Edelbrock Corporation and RICOR
                       Racing and Development L.P. (filed as Exhibit 10.2 to the Company's Quarterly
                       Report on Form 10-Q for the Quarter Ended December 25, 1995 and incorporated herein by reference).
 10.22                 Amendment to Business Loan Agreement between Edelbrock Corporation and Bank of
                       America, NT&SA.
 21.1                  Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Registration
                       Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
 23.2                  Consent of BDO Seidman, LLP
 24.1                  Powers of Attorney
 27.1                  Financial Data Schedule

*Management Contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

September 24, 1996                     EDELBROCK CORPORATION


                                       By:   JEFFREY L. THOMPSON
                                          ---------------------------------

                                          Jeffrey L. Thompson
                                          Executive Vice President,
                                          Chief Operating Officer
                                          Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                       Title                                 Date
                 ---------                                       -----                                 ----
 *                                              President, Chief Executive
- ------------------------------------            Officer and Chairman of the
 O. Victor  Edelbrock                           Board (Principal Executive Officer)           September 24, 1996


 JEFFREY L. THOMPSON                            Executive Vice President and
- ------------------------------------            Director                                      September 24, 1996
 Jeffrey L. Thompson

 *                                              Vice-President, Finance and Director          September 24, 1996
- ------------------------------------            (Principal Financial Officer and
 Aristedes T. Feles                             Principal Accounting Officer)


 *                                              Vice President of Advertising,                September 24, 1996
- ------------------------------------            and Director
 Camee Edelbrock


 *                                              Director                                      September 24, 1996
- ------------------------------------
 E. A. Breitenbach


 *
- ------------------------------------
 Alexander Michalowski                          Director                                      September 24, 1996


 *
- ------------------------------------            Director                                      September 24, 1996
 Jerry Herbst


 *
- ------------------------------------            Director                                      September 24, 1996
 Richard Wilbur

 JEFFREY L. THOMPSON
- ------------------------------------
 *By:  Jeffrey L. Thompson
        Attorney-in-fact

                         INDEX TO FINANCIAL STATEMENTS




                                                                                                            Page
                                                                                                            ----
Report of independent certified public accountants  . . . . . . . . . . . . . . . . . . . . . . . .         32


Consolidated financial statements

         Balance sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33

         Statements of income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35

         Statements of shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37

         Statements of cash flows   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38

         Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . .         40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of
Edelbrock Corporation



We have audited the accompanying consolidated balance sheets of Edelbrock Corporation as of June 30, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edelbrock Corporation at June 30, 1995 and 1996 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 1996, in conformity with generally accepted accounting principles.




                                                                BDO SEIDMAN, LLP

Los Angeles, California
August 27, 1996

                             EDELBROCK CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,
                                                                        ---------------------------------
                                                                            1995                  1996
                                                                        -----------           -----------
 Assets

      Cash and cash equivalents                                         $10,298,000           $ 8,771,000
      Accounts receivable, net of allowance for doubtful
          accounts of $145,000 for each year                             13,988,000            17,973,000
      Inventories (Note 2)                                                9,246,000             9,735,000
      Prepaid expenses and other                                            604,000               436,000
                                                                        -----------           -----------
 Total current assets                                                    34,136,000            36,915,000
                                                                        -----------           -----------

 Property, plant and equipment (Note 3)
      Land                                                                4,658,000             4,658,000
      Buildings and improvements                                          9,826,000            10,070,000
      Machinery and equipment                                            18,919,000            22,201,000
      Office equipment                                                    1,028,000             1,579,000
      Furniture and fixtures                                                694,000               722,000
      Transportation equipment                                            4,788,000             4,051,000
                                                                        -----------           -----------
                                                                         39,913,000            43,281,000
      Less accumulated depreciation and amortization                     13,031,000            15,899,000
                                                                        -----------           -----------
                                                                         26,882,000            27,382,000

 Real estate properties (Notes 3 and 7)                                     958,000               971,000

 Other                                                                      795,000             1,162,000
                                                                        -----------           -----------
 Total Assets                                                           $62,771,000           $66,430,000
                                                                        ===========           ===========


          See accompanying notes to consolidated financial statements.

                             EDELBROCK CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,
                                                                        ---------------------------------
                                                                            1995                  1996
                                                                        -----------           -----------
 Liabilities and shareholders' equity

 Current liabilities
      Accounts payable                                                  $ 9,768,000           $ 9,454,000
      Accrued expenses
          Payroll and bonuses                                             1,189,000             1,377,000
          ESOP contribution (Note 6)                                        563,000               568,000
          Interest                                                           36,000                28,000
          Commissions                                                       321,000               493,000
          Income taxes payable                                              913,000                22,000
          Other                                                              55,000                49,000
      Current portion of long-term debt (Note 3)                          1,258,000               971,000
                                                                        -----------           -----------
 Total current liabilities                                               14,103,000            12,962,000

 Long-term debt (Note 3)                                                  4,657,000             3,148,000

 Deferred income taxes (Note 4)                                           2,088,000             1,900,000
                                                                        -----------           -----------
 Total liabilities                                                       20,848,000            18,010,000
                                                                        -----------           -----------
 Commitments (Notes 6 and 10)

 Shareholders' equity
      Common stock (Notes 6 and 10)
          Common stock, par value $.01 per share;
              authorized 15,000,000 shares; 5,240,000 and
              5,241,604 shares issued and outstanding                        52,400                52,400
      Paid-in capital                                                    16,922,100            16,942,100
      Retained earnings                                                  24,948,500            31,425,500
                                                                        -----------           -----------

 Total shareholders' equity                                              41,923,000            48,420,000
                                                                        -----------           -----------
 Total liabilities and shareholders' equity                             $62,771,000           $66,430,000
                                                                        ===========           ===========


          See accompanying notes to consolidated financial statements.

                             EDELBROCK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                          Year Ended June 30,
                                                         ----------------------------------------------------
                                                             1994                 1995                1996
                                                         -----------          -----------         -----------
 Revenues (Note 8)                                       $53,509,000          $68,792,000         $79,032,000
 Cost of sales                                            31,012,000           40,883,000          47,043,000
                                                         -----------          -----------         -----------
           Gross profit                                   22,497,000           27,909,000          31,989,000
                                                         -----------          -----------         -----------
 Operating expenses
    Selling, general and administrative                   15,203,000           17,172,000          20,392,000
    Research and development                               1,862,000            1,963,000           2,227,000
                                                         -----------          -----------         -----------
           Total operating expenses                       17,065,000           19,135,000          22,619,000
                                                         -----------          -----------         -----------
 Operating income                                          5,432,000            8,774,000           9,370,000

 Interest expense                                            672,000              552,000             292,000
 Interest income                                             -                    344,000             471,000
 Other income                                                -                   -                    274,000
                                                         -----------          -----------         -----------
 Income from continuing operations
    before taxes on income and cumulative
    effect of change in accounting principle               4,760,000            8,566,000           9,823,000

 Taxes on income from continuing
    operations (Note 4)                                    1,740,000            3,336,000           3,346,000
                                                         -----------          -----------         -----------
 Income from continuing operations
    before cumulative effect of change
    in accounting principle                                3,020,000            5,230,000           6,477,000

 Income (loss) from discontinued
    operations, net of tax (Note 7)                          (62,000)           1,086,000             -
                                                         -----------          -----------         -----------
 Income before cumulative effect of
    change in accounting principle                         2,958,000            6,316,000           6,477,000

 Cumulative effect on prior years of change
    in accounting for taxes on income (Note 4)               201,000             -                    -
                                                         -----------          -----------         -----------

 Net income                                              $ 3,159,000          $ 6,316,000         $ 6,477,000
                                                         ===========          ===========         ===========



          See accompanying notes to consolidated financial statements.

                             EDELBROCK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                            Year Ended June 30,
                                                            ----------------------------------------------------
                                                               1994                 1995                  1996
                                                            ---------            ---------             ---------
 Net income per share

 Income per share from continuing
     operations before cumulative effect
     of change in accounting principle                           $.81                $1.10                 $1.24

 Income (loss) per share from discontinued
     operations, net of tax                                      (.02)                 .22                   -
                                                            ---------            ---------             ---------
 Income per share before cumulative
    effect of change in accounting principle                      .79                 1.32                  1.24

 Cumulative effect per share on prior years
    of change in accounting for taxes
    on income                                                     .05                  -                     -
                                                            ---------            ---------             ---------
 Net income per share                                            $.84                $1.32                 $1.24
                                                            =========            =========             =========
 Weighted average number of shares
    outstanding                                             3,750,000            4,772,000             5,241,000
                                                            =========            =========             =========



          See accompanying notes to consolidated financial statements.

                             EDELBROCK CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                           Common Stock
                                   ------------------------------------------------------------------------------------------
                                                                           Class A                           Class B
                                                                  --------------------------       --------------------------
                                    Shares          Amount          Shares            Amount          Shares           Amount
                                   ---------        ------        ----------         -------        ----------        -------
         Balance, June 30, 1993        -             $ -           2,400,000         $24,000         1,350,000        $13,500

            Net income for year        -              -               -                -                -               -
                                   ---------        ------        ----------         -------        ----------        -------
         Balance, June 30, 1994            0             0         2,400,000          24,000         1,350,000         13,500

         Initial public
            offering, net of
            offering cost          5,240,000        52,400        (2,400,000)        (24,000)       (1,350,000)       (13,500)
            (Note 10)

            Net income for year        -              -               -                -                -               -
                                   ---------        ------        ----------         -------        ----------        -------
         Balance, June 30, 1995    5,240,000        52,400                 0               0                 0              0

         Net income for year           -              -               -                -                -               -

         Stock options exercised       1,604          -               -                -                -               -
                                   ---------        ------        ----------         -------        ----------        -------
         Balance June 30, 1996     5,241,604       $52,400                 0              $0                 0             $0
                                   =========        ======        ==========         =======        ==========        =======



                                                                              Total
                                       Paid-in           Retained          Shareholders'
                                       Capital           Earnings             Equity
                                     -----------        -----------        -------------
         Balance, June 30, 1993          $91,000        $15,473,500         $15,602,000

            Net income for year           -               3,159,000           3,159,000
                                     -----------        -----------         -----------
         Balance, June 30, 1994           91,000         18,632,500          18,761,000

         Initial public
            offering, net of
            offering costs            16,831,100             -               16,846,000
            (Note 10)

            Net income for year           -               6,316,000           6,316,000
                                     -----------        -----------         -----------
         Balance, June 30, 1995       16,922,100         24,948,500          41,923,000

         Net income for year              -               6,477,000           6,477,000

         Stock options exercised          20,000             -                   20,000
                                     -----------        -----------         -----------
         Balance June 30, 1996       $16,942,100        $31,425,500         $48,420,000
                                     ===========        ===========         ===========

          See accompanying notes to consolidated financial statements.

                             EDELBROCK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             Year Ended June 30,
                                                              ----------------------------------------------------
                                                                 1994                 1995                 1996
                                                              -----------          -----------          ----------
 Cash flows from operating activities
      Net income                                              $ 3,159,000          $ 6,316,000         $ 6,477,000
      Adjustments to reconcile net income to
          net cash provided by operating activities
          Depreciation and amortization of
              property, plant and equipment                     2,141,000            2,700,000           3,646,000
          (Gain) loss from sale of property,
              plant and equipment                                 (16,000)             (13,000)           (149,000)
          Depreciation and amortization of
              real estate properties                              446,000              437,000              30,000
          (Gain) loss from sale of real estate
              properties                                         (381,000)          (2,075,000)             34,000
      Decrease in deferred income taxes                          (115,000)            (205,000)           (108,000)
      Cumulative effect of change in accounting
          for taxes on income                                    (201,000)                -                    -
      Equity in net income of partnerships (Note 8)               (12,000)              32,000            (151,000)
      Decrease from changes in
          Accounts receivable                                  (2,259,000)          (2,034,000)         (3,985,000)
          Inventories                                            (248,000)          (2,571,000)           (489,000)
          Prepaid expenses and other assets                       (64,000)            (132,000)             88,000
          Other assets                                           (291,000)             199,000            (367,000)
          Accounts payable                                      2,881,000              934,000            (314,000)
          Accrued expenses                                       (168,000)           1,436,000            (540,000)
                                                              -----------          -----------          ----------
 Net cash provided by operating activities                      4,872,000            5,024,000           4,172,000
                                                              -----------          -----------          ----------
 Cash flows from investing activities
      Acquisition of property, plant and equipment             (2,396,000)         (12,221,000)         (4,342,000)
      Proceeds from sale of property, plant
          and equipment                                            21,000               21,000             345,000
      Purchase of QwikSilver II, Inc.                                 -               (314,000)                -
      Acquisition of real estate properties                    (1,262,000)                 -                (5,000)
      Proceeds from sale of real estate properties, net         1,190,000           13,071,000                  -
      Investments in partnerships                                (195,000)            (310,000)            (64,000)
      Distributions from partnerships                              25,000              221,000             143,000
                                                              -----------          -----------          ----------
 Net cash provided by (used in) investing activities           (2,617,000)             468,000          (3,923,000)
                                                              ===========          ===========          ==========

          See accompanying notes to consolidated financial statements.

                             EDELBROCK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                             Year Ended June 30,
                                                              ----------------------------------------------------
                                                                 1994                1995                  1996
                                                              ----------          -----------          ------------
 Cash flows from financing activities
      Net proceeds from issuance of
          common stock                                                 -           16,846,000               20,000
      Proceeds from issuance of long-term debt                   355,000                    -                8,000
      Principal payments on long-term debt                    (3,233,000)         (12,928,000)          (1,804,000)
                                                              ----------          -----------          -----------
 Net cash provided by (used in) financing activities          (2,878,000)           3,918,000           (1,776,000)
                                                              ----------          -----------          -----------
      cash equivalents                                          (623,000)           9,410,000           (1,527,000)

 Cash and cash equivalents, beginning of year                  1,511,000              888,000           10,298,000
                                                              ----------          -----------          -----------
 Cash and cash equivalents, end of year                       $  888,000          $10,298,000          $ 8,771,000
                                                              ==========          ===========          ===========
 Supplemental disclosure of cash flow information:

 Cash paid during the year for:
      Interest                                                $2,015,000          $ 1,517,000          $   422,000
                                                              ==========          ===========          ===========

      Income taxes                                            $1,790,000          $ 2,810,000          $ 4,375,000
                                                              ==========          ===========          ===========

          See accompanying notes to consolidated financial statements.

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

         Business

Edelbrock Corporation and its wholly-owned subsidiaries, Edelbrock Foundry Corp. and Edelbrock II, Inc. (collectively "the Company") are engaged in the design, manufacture, distribution and marketing of performance automotive and motorcycle aftermarket parts.

         Consolidation Policy

The consolidated financial statements include the accounts of Edelbrock Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues, and expenses at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates.

         Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

         Inventories

Inventories, which consist of raw materials, work in process, and finished goods, are stated at the lower of cost (first-in, first-out method) or market.

         Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed, primarily utilizing the straight-line method, over the estimated useful lives of the assets as follows:

                                                                                     Estimated
                                                                                      Useful
                                                                                       Life*
                                                                                    (in years)
                                                                                    ----------
                 Buildings and improvements                                            2-40
                 Machinery and equipment                                                3-8
                 Office equipment                                                         5
                 Furniture and fixtures                                                   7
                 Transportation equipment                                              3-10

*The average life more closely reflects the high end of the range.

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition

Revenue is recognized upon shipment of the products.

         Taxes on Income

The Company has adopted SFAS No. 109, "Accounting for Income Taxes," which changes the Company's method of accounting for income taxes from the deferred method to an asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities. The cumulative effect of this accounting change resulted in a $201,000 addition to net income for the year ended June 30, 1994.

         Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

The Company places its temporary cash investments with various financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes that no significant credit risk exists as these investments are made with high-credit-quality financial institutions.

The Company's business activities and accounts receivable are with customers in the automotive and motorcycle industries located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses totalling $145,000 at June 30, 1995 and 1996, respectively. The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management's expectations.

         Fair Value

The Company has cash and cash equivalents, receivables, and accounts payable for which the carrying value approximates fair value due to the short-term nature of these instruments.

The carrying value of notes payable and long-term debt approximates fair value at June 30, 1996 and 1995 since these notes substantially bear interest at floating rates based upon the lenders' "prime" rate.

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

         Long Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" issued by the Financial Accounting Standards Board is effective for financial statements for fiscal year beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

         Stock-based Compensation

Statement of Financial Account Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS No. 123") issued by the FASB is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact to the Company's financial position and results of operations is currently unknown.

         Per Share Information

Earnings per share amounts are computed based on the weighted average number of shares of common stock outstanding. Common stock equivalents, which consisted of options and warrants to purchase the Company's common stock, were not material in 1996 and 1995. There were no common stock equivalents outstanding during 1994.

         Reclassification

Certain prior period amounts have been reclassified for comparison with the 1996 presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                                                            June 30,
                                                                                  ------------------------------
                                                                                    1995                1996
                                                                                    ----                ----
                 Raw materials                                                    $5,287,000          $5,421,000
                 Work in process                                                     361,000             626,000
                 Finished goods                                                    3,598,000           3,688,000
                                                                                  ----------          ----------
                                                                                  $9,246,000          $9,735,000
                                                                                  ==========          ==========

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company's long-term debt consists of the following:

                                                                                        June 30,
                                                                             --------------------------------
                                                                               1995                  1996
                                                                               ----                  ----
          Mortgage note (a)                                                   $2,205,000           $2,159,000
          Notes payable to a bank (b)                                            759,000                  -0-
          Related party - Edelbrock Children's Trust
             note payable (c)                                                     78,000                  -0-
          Industrial Redevelopment bonds (d)                                   2,760,000            1,840,000
          Other                                                                  113,000              120,000
                                                                              ----------           ----------
                                                                               5,915,000            4,119,000
          Less current portion                                                 1,258,000              971,000
                                                                              ----------           ----------
                                                                              $4,657,000           $3,148,000
                                                                              ==========           ==========

(a) Mortgage note, collateralized by a trust deed on real estate with a net book value of $3,328,000 at June 30, 1996, payable in various monthly principal and interest payments, totalling approximately $22,000, at an interest rate of 10%, due June 2011.

(b) Notes payable to a bank, collateralized by equipment, payable in various monthly principal and interest payments of approximately $23,000, at interest rates ranging from 6.7% to 7.1%.

(c) Related party - Edelbrock Children's Trust note payable, unsecured, due in interest only quarterly installments at the prime rate plus 1%. This note was paid in full on May 20, 1996.

(d) Industrial Redevelopment Bonds, City of San Jacinto, California, issued to finance the purchase and installation of foundry equipment, collateralized by a standby letter of credit for $1,912,000 at June 30, 1996. The standby letter of credit is collateralized by a financing statement and security agreement on the foundry equipment. Payments are made to the trustee in annual principal installments of $920,000 on June 1 through 1998. Interest is due semiannually on June 1 and December 1 and is fixed at 7.2%.

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LONG-TERM DEBT AND REVOLVING LINE OF CREDIT  (CONTINUED)

Principal payments are due on long-term debt as follows:

 Years Ending June 30,                                                         Amount
 ---------------------                                                         ------
          1997                                                                $ 971,000
          1998                                                                  976,000
          1999                                                                   62,000
          2000                                                                   69,000
          2001                                                                2,041,000
          Thereafter                                                           -0-
                                                                            -----------
                                                                            $ 4,119,000
                                                                            ===========

The Company has one unsecured line of credit agreement with a bank which provides total loan commitment not to exceed $1,500,000. All line of credit financing is at the bank's prime rate (8.25% at June 30, 1996). This agreement expires in February 1997. There were no borrowings on the line at June 30, 1995 and 1996. This obligation contains covenants, among other items, relating to various financial ratios. The Company was in compliance with all such covenants at June 30, 1996.

NOTE 4 - TAXES ON INCOME

As discussed in the Summary of Accounting Policies, the Company adopted SFAS No. 109 as of July 1, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. The current and cumulative effect of this accounting change resulted in a $201,000 addition to net income for the year ended June 30, 1994.

The provision for taxes on income consists of the following:

                                                                         Year Ended June 30,
                                                           -------------------------------------------------
                                                             1994                 1995                1996
                                                             ----                 ----                ----
          Current
             Federal                                       $1,431,000          $3,141,000          $2,768,000
             State                                            388,000             864,000             686,000
                                                           ----------          ----------          ----------
                                                            1,819,000           4,005,000           3,454,000
                                                           ----------          ----------          ----------
          Deferred
             Federal                                         (50,000)              48,000           (188,000)
             State                                           (65,000)            (24,000)              80,000
                                                           ----------          ----------          ----------
                                                            (115,000)              24,000           (108,000)
                                                           ----------          ----------          ----------
                                                           $1,704,000          $4,029,000          $3,346,000
                                                           ==========          ==========          ==========

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TAXES ON INCOME  (CONTINUED)

The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                                                 Year Ended June 30,
                                                                        ---------------------------------------
                                                                        1994              1995             1996
                                                                        ----             ------            ----
          U.S. federal statutory tax rate                              34.0%             34.0%            34.0%
          State income taxes (net of federal benefits)                  5.1               5.8              6.3
          State income tax credits                                     (0.2)             (0.4)            (5.9)
          Federal income tax credits                                   (1.9)             (1.1)            (0.0)
          Other                                                        (0.5)              0.6             (0.3)
                                                                       ----              ----             ----
          Effective tax rate                                           36.5%             38.9%            34.1%
                                                                       ====              ====             ====


The components of deferred taxes at June 30, 1995 and 1996 are as follows:

                                                                           1995              1996
                                                                           ----              ----
 Deferred tax assets
          State income taxes                                           $  162,000        $  351,000
          Uniform capitalization rule                                     114,000           110,000
          Accrued vacation                                                118,000           156,000
          Deferred gains                                                   15,000            15,000
          Allowance for doubtful accounts                                  49,000            49,000
          Other                                                             5,000                 0
                                                                       ----------        ----------
                                                                       $  463,000        $  681,000
                                                                       ==========        ==========



 Deferred tax liabilities:
          Advertising accrual                                          $        0        $  128,000
          Depreciation and amortization                                   752,000         1,032,000
          Like kind exchange                                            1,207,000         1,207,000
          State tax deferred items                                        297,000                 0
                                                                       ----------        ----------
                                                                       $2,256,000        $2,367,000
                                                                       ==========        ==========

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACQUISITION

On March 1, 1995, the Company completed the acquisition of substantially all the assets of QwikSilver II, Inc. of Apple Valley, California for approximately $314,000 cash plus $357,000 of assumed payables and debt obligations. The purchase price is subject to adjustment and includes cash paid to QwikSilver II, Inc. and other direct costs of the acquisition. The acquisition has been accounted for under the purchase method. Accordingly, results of operations have been included in the consolidated statement of income from the date of acquisition. QwikSilver is a manufacturer of aftermarket Harley-Davidson and other motorcycle carburetors and air cleaners.

The funds used to acquire QwikSilver II, Inc. were provided by proceeds from the Company's initial public offering. The financial position and results of operations of QwikSilver II, Inc., are not material in relation to the Company's financial position and results of operations.

NOTE 6 - COMMITMENTS

         Royalty Agreement

The Company entered into a Royalty Agreement with RICOR Racing and Development L.P. ("RICOR") whereby the Company will pay RICOR a percentage of revenue derived from the sale of shock absorbers based on the following:

                 Aggregate Net Sales Price                                Royalty
                 --------------------------                               -------
                 Up to $4,000,000                                           8%
                 From $4,000,001 to $8,000,000                              7%
                 $8,000,001 and above                                       6%

         Employee Stock Ownership Plan

An employee stock ownership plan ("ESOP") was established July 1, 1979 covering substantially all employees of Edelbrock Corporation. The minimum annual contribution is 1% of the total salaries or wages of plan participants and may be supplemented with additional amounts at the discretion of the Board of Directors. The maximum annual contribution cannot exceed 25% of the total salaries or wages of the plan participants. Edelbrock Corporation provided contributions of $475,000, $513,000 and $513,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS (CONTINUED)

         Profit Sharing Plan

Edelbrock Foundry Corp. maintains a defined contribution profit sharing plan (the "Plan") covering substantially all employees who have attained one year of service. Contributions to the Plan are at the discretion of the Company's Board of Directors; however, contributions cannot exceed 15% of the total salaries or wages of the plan participants. Contributions to the Plan amounted to $25,000 for the year ended June 30, 1994, $50,000 for the year ended June 30, 1995 and $55,000 for the year ended June 30, 1996.

         Employment Agreements

In conjunction with the Company's initial public offering, the Company entered into an employment agreement with its President and Chief Executive Officer for a term expiring on June 30, 1999. The agreement provides for a base salary of $300,000 per year, with an annual raise and bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company. Upon termination of the officer's employment during the term of the agreement for any reason other than "cause," death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to the then current annual base compensation plus an amount equal to the bonus paid the year prior to such termination.

The Company also entered into similar employment agreements with two other officers, each having a term expiring on June 30, 1999. Pursuant to these employment agreements, the two officers are entitled to an aggregate base salary of $415,000. Each officer is entitled to an annual bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company.

NOTE 7 - DISCONTINUED OPERATIONS

On May 1, 1995, the Company completed the sale of substantially all of its Arizona real estate portfolio to Arizona Presidio Industrial Partners for $17.1 million. The $17.1 million sales price included $1.9 million for real estate held by two partnerships, of which the Company is a general partner, and $500,000 for real estate held by the Company's ESOP. The Company received cash of $3.2 million and 2.31 acres of prime industrial property, valued at $850,000, contiguous to its new exhaust facility in Torrance, California. The partnerships and ESOP received cash of approximately $536,000 and $435,000, respectively.

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DISCONTINUED OPERATIONS (CONTINUED)

The sale resulted in a pre-tax gain of $2,075,000 ($1,268,000 after-tax or $.27 per share), which included selling costs incurred in connection with the sale. Through the sale, the Company was able to extinguish approximately $10.0 million of real estate debt. The results of the real estate division have been reported separately as discontinued operations. Prior year consolidated financial statements have been restated to present the real estate division as a discontinued operation. Summarized results are as follows:


                                                              Year Ended June 30,
                                                          ---------------------------
                                                             1994              1995
                                                          ---------          --------
 Real estate revenue                                     $2,188,000         $2,002,000
 Real estate expense                                      1,103,000            904,000
 General and administrative expenses                        458,000            533,000
                                                         ----------         ----------
 Operating income                                           627,000            565,000
 Interest expense                                         1,106,000            861,000
 Gain on sale of real estate                                381,000          2,075,000
                                                         ----------         ----------
 Income (loss) before income taxes                         (98,000)          1,779,000
 Income tax (benefit)                                      (36,000)            693,000
                                                         ----------         ----------
 Net income (loss)                                        $(62,000)         $1,086,000
                                                         ==========         ==========

NOTE 8 - MAJOR CUSTOMERS

A significant portion of the Company's revenues has been derived from two major customers. For the years ended June 30, 1994, 1995 and 1996, one customer accounted for 12.7%, 11.6% and 12.7%, respectively, of revenues, and the other customer accounted for 13.8%, 16.6% and 16.0%, respectively, of revenues. The loss of all, or substantial portion, of sales to these customers could have a material adverse effect on the Company's results of operations.

NOTE 9 - DEPENDENCE ON KEY SUPPLIER

The Company has entered into an agreement expiring in 1999 with a key supplier that requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. The Company's minimum obligation under this agreement aggregates $55,616,000, or $13,904,000 each calendar year. These carburetors accounted for 39% of the Company's revenues for the year ended June 30, 1996. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company's results of operations, since alternative sources for obtaining the types of carburetors marketed by the Company are not readily available. The Company's inability to source supply with other manufacturers, the Company's failure to sell carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company's pricing of carburetors could have a material adverse effect on the Company.

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHAREHOLDERS' EQUITY

         Initial Public Offering

On October 19, 1994, the Company consummated an initial public offering of its Common Stock (the "Offering"). Prior to the consummation of the Offering, Edelbrock Corp., a California corporation, was merged with and into the Company, a Delaware corporation, which was formed on August 10, 1994.

Pursuant to the Offering, 1,600,000 shares of Common Stock were sold at $12.50 per share of which 1,250,000 shares were issued and sold by the Company and 350,000 shares were sold by the Company's principal stockholder. Proceeds to the Company, after deducting underwriters' commissions and discounts and expenses payable by the Company in connection with the Offering of
approximately $468,000, were $14,058,000.   On November 17, 1994, the
underwriters exercised their over-allotment option to purchase 240,000 shares of Common Stock from the Company at $12.50 per share. Proceeds from the sale of these shares that were issued and sold by the Company totaled $2,788,000 and reflects $212,000 of underwriters' commissions and discounts.

         1994 Incentive Equity Plan

The Company adopted the Edelbrock Corporation 1994 Incentive Equity Plan (the "Plan") that authorizes the granting of options to purchase shares of Common Stock, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. The maximum number of shares of Common Stock transferred, plus the number of shares of Common Stock covered by outstanding awards granted under the Plan, shall not, in the aggregate exceed 375,000. The stock options have been granted at the current quoted market price at the date of grant.

The options vest 20% on October 19 of each year for a period of five years. The first 20% vested on October 19, 1995. A summary of changes in common stock options during 1995 and 1996 are as follows:

                                                     Number of
                                                      Shares               Price Per Share
                                                     ---------             ---------------
 Outstanding at June 30, 1994                           -                         -
 Granted                                              357,179              $12.50 - $13.50
 Exercised                                              -                         -
 Cancelled                                              -                         -
                                                      -------
 Outstanding at June 30, 1995                         357,179              $12.50 - $13.50
 Granted                                                -                         -
 Exercised                                              1,604              $15.75 -  16.00
 Cancelled                                              8,070                       $12.50
                                                      -------
 Outstanding at June 30, 1996                         347,505              $12.50 - $13.50
                                                      =======
 Options exercisable at June 30, 1996                  69,501              $12.50 - $13.50
                                                      =======

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         1994 Stock Option Plan For Non-Employee Directors


Additionally, the Company adopted the Edelbrock Corporation 1994 Stock Option Plan for Non-Employee Directors ("Director Plan"), which authorizes the granting of non qualified stock options to certain non-employee directors of the Company. The maximum number of shares granted under the Director Plan shall not exceed 25,000 shares of Common Stock. Initial grants of options under the Director Plan totaled 14,000, three grants of 3,500 shares each were granted at the initial offering price of $12.50 per share and one grant of 3,500 shares was granted at a price of $12.75 per share.

         Stock Warrants

On February 2, 1996 the Company issued Warrants to purchase 100,000 shares of
common stock at $14.75 per share to RICOR Racing and Development L.P.   The
Warrants vest 20% on December 31 of each year for a period of five years with the first 20% vesting on December 31, 1996. The Warrants expire on February 2, 2006.