Form 10-Q
period 1996-09-25
EDELBROCK CORP
filed 1996-11-07
CIK 929037

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                 Commission File Number 34-24802
September 25, 1996


                             EDELBROCK CORPORATION
===============================================================================
           (Exact name of registrant as specified in its charter)


           Delaware                                        33-0627520
-----------------------------                     -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


2700 California Street, Torrance, California                   90503
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                   (310)781-2222
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                             Yes        X        No
                                 --------------    --------------


As of November 7, 1996, the Company had 5,241,604 shares of Common Stock outstanding.

                             EDELBROCK CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 1996
                                     INDEX




Part I    FINANCIAL STATEMENTS                                                                          Page
          --------------------                                                                          ----

          Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets as of September 25, 1996
                       and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

                     Consolidated Statements of Income for the Three Months
                        Ended September 25, 1996 and 1995   . . . . . . . . . . . . . . . . . . .         4

                     Condensed Consolidated Statements of Cash Flows for the Three
                       Months Ended September 25, 1996 and 1995   . . . . . . . . . . . . . . . .         5

                     Notes to Consolidated Interim Financial Statements   . . . . . . . . . . . .         6


          Item 2.    Management's Discussion and Analysis of Financial Conditions and
                       Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . .         7-9

Part II   OTHER INFORMATION                   . . . . . . . . . . . . . . . . . . . . . . . . . .         10
          -----------------

                             EDELBROCK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 25,            June 30,
                                                            1996                    1996
                                                       --------------        --------------
                                                         (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents  .......................    $8,366,000             $8,771,000
    Accounts receivable, net  ........................    17,772,000             17,973,000
    Inventories  .....................................    11,380,000              9,735,000
    Prepaid expenses and other  ......................       445,000                436,000
                                                        ------------           ------------
Total current assets  ................................    37,963,000             36,915,000

Property, plant and equipment, net  ..................    28,133,000             27,382,000
Other ................................................     2,273,000              2,133,000
                                                        ------------           ------------
Total assets .........................................   $68,369,000            $66,430,000
                                                        ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable  ................................    $9,918,000             $9,454,000
    Accrued expenses  ................................     2,711,000              2,537,000
    Current portion of long-term debt  ...............       971,000                971,000
                                                        ------------           ------------
Total current liabilities  ...........................    13,600,000             12,962,000

Long-term debt  ......................................     3,136,000              3,148,000
Deferred income taxes  ...............................     1,921,000              1,900,000

Shareholders' equity .................................    49,712,000             48,420,000
                                                        ------------           ------------
Total liabilities and shareholders' equity  ..........   $68,369,000            $66,430,000
                                                        ============           ============




The accompanying notes are an integral part of these interim financial statements.

                             EDELBROCK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                               Three months ended
                                                                                  September 25,
                                                                          --------------------------------
                                                                             1996                 1995
                                                                          ------------      --------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $18,950,000          $16,843,000
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,506,000            9,916,000
                                                                         ------------         ------------
    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . .         7,444,000            6,927,000
                                                                         ------------         ------------
Operating expenses
    Selling, general and administrative   . . . . . . . . . . . . .         4,874,000            4,731,000
    Research and development  . . . . . . . . . . . . . . . . . . .           548,000              426,000
                                                                         ------------         ------------
    Total operating expenses  . . . . . . . . . . . . . . . . . .           5,422,000            5,157,000
                                                                         ------------         ------------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . .         2,022,000            1,770,000

Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .            87,000              114,000
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . .           116,000              157,000
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                     192,000
                                                                         ------------         ------------
Income before taxes on income . . . . . . . . . . . . . . . . . . .         2,051,000            2,005,000

Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . .           759,000              778,000
                                                                         ------------         ------------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,292,000           $1,227,000
                                                                         ============         ============

Net income per share  . . . . . . . . . . . . . . . . . . . . . . .             $0.25                $0.23
                                                                         ============         ============

Weighted average number of shares outstanding . . . . . . . . . . .         5,242,000            5,240,000
                                                                         ============         ============





The accompanying notes are an integral part of the interim financial statements.

                             EDELBROCK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                  Three months ended
Increase (Decrease) in Cash                                           September 25,
                                                               ------------------------------
                                                                   1996              1995
                                                               ------------      ------------
Operating activities
    Net income  ...........................................   $1,292,000           $1,227,000
    Depreciation and amortization  ........................      963,000              912,000
    Gain on sale of equipment  ............................      -                   (192,000)
    Net change in operating assets and liabilities ........     (840,000)             326,000
                                                            ------------         ------------
Net cash provided by operating activities  ................    1,415,000            2,273,000
                                                            ------------         ------------
Investing activities
    Capital expenditures  .................................   (1,748,000)          (1,473,000)
    Other   ...............................................      (59,000)             100,000
                                                            ------------         ------------
Net cash used in investing activities  ....................   (1,807,000)          (1,373,000)
                                                            ------------         ------------
Financing activities
    Debt repayments   .....................................      (13,000)            (508,000)
                                                            ------------         ------------

Net increase (decrease) in cash and cash equivalents.......     (405,000)             392,000
Cash at beginning of period   .............................    8,771,000           10,298,000
                                                            ------------         ------------
Cash at end of period   ...................................   $8,366,000          $10,690,000
                                                            ============         ============

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest ..............................................      $87,000             $114,000
                                                            ============         ============
    Income taxes ..........................................     $130,000           $1,075,000
                                                            ============         ============





The accompanying notes are an integral part of the interim financial statements.

                             EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of Edelbrock Corporation (the "Company") at September 25, 1996 and for the three month period ended September 25, 1996, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation.
The June 30, 1996 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1996 (File No. 0-24802). Certain amounts have been reclassified to conform to the September 25, 1996 presentation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three month period ended September 25, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.


NOTE 2 - INVENTORIES

Inventories at September 25, 1996 and June 30, 1996 consisted of the following:

                                                                       September 25,               June 30,
                                                                       --------------           --------------
                                                                        (Unaudited)
        Raw materials ............................................         $6,804,000              $5,421,000
        Work in process .........................................             626,000                 626,000
        Finished goods ...........................................          3,950,000               3,688,000
                                                                       --------------          --------------
                                                                          $11,380,000              $9,735,000
                                                                       ==============          ==============

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarter ended September 25, 1996. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.


         Overview

The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems and other performance components for most domestic V8 and selected V6 engines. The Company currently offers over 1,600 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson motorcycles.


         Product Mix

The Company manufactures its own products and purchases other products designed to the Company's specifications from third-party manufacturers for subsequent packaging and distribution to the Company's customers. Generally, the Company can achieve a higher margin on those products which it manufactures as compared to those purchased from third-party manufacturers. Accordingly, the Company's results of operations in any given period are affected by product mix. For example, in recent years, the Company has experienced significant growth in the sale of carburetors which it has purchased pursuant to a long-term contract with a third-party manufacturer, which has negatively affected the Company's gross margins.


         Manufacturing Capacity

In fiscal year 1995, the Company expanded its manufacturing capacity by constructing an additional 37,000 square-foot manufacturing facility in Torrance, California to house its exhaust division, and a 15,000 square foot expansion of its foundry operation on Company-owned property adjacent to its current San Jacinto, California foundry site.

In May 1996, the Company began construction of a new 45,000 square-foot facility on Company owned property contiguous to its current Exhaust facility in Torrance, California. The Company currently anticipates that construction will be completed in November 1996. This facility will be utilized for the manufacture of performance aftermarket shock absorbers, expand exhaust system manufacturing and house additional corporate expansion including warehouse overflow.

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

THREE MONTHS ENDED SEPTEMBER 25, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 25, 1995:

         Revenues

Revenues increased 12.5% to $19.0 million for the three months ended September 25, 1996 from $16.8 million for the same period of 1995. This increase was primarily the result of an increase of approximately $1.7 million, or 27.4%, in the sale of carburetors and an increase of approximately $220,000, or 21.7%, in the sale of aluminum cylinder heads.

         Cost of Sales

Cost of sales increased 16.0% to $11.5 million for the three months ended September 25, 1996 from $9.9 million for the same period of 1995. As a percent of revenues, cost of sales increased to 60.7% for the three months ended September 25, 1996 from 58.9% for the same period of 1995. This increase in cost of sales was primarily due to an increase in sales of third-party manufactured products. See "Product Mix" on previous page.

         Selling, General and Administrative Expense

Selling, general and administrative expense increased 3.0% to $4.9 million for the three months ended September 25, 1996 from $4.7 million for the same period of 1995. This increase was primarily due to increased advertising expense and sales commissions associated with increased sales. As a percent of sales, selling, general and administrative expense decreased to 25.7% for the three months ended September 25, 1996 from 28.1% for the same period of 1995.

         Research and Development Expense

Research and development expense increased 28.6% to $548,000 for the three months ended September 25, 1996 from $426,000 for the same period of 1995. The increase was primarily the result of expenditures relating to the development of the Company's new line of Performer IAS(TM) shock absorbers for the automotive aftermarket.

         Interest Expense

Interest expense decreased 23.7% to $87,000 for the three months ended September 25, 1996 from $114,000 for the same period of 1995. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

         Interest Income

Interest income decreased 26.1% to $116,000 for the three months ended September 25, 1996 from $157,000 for the same period in 1995. The decrease was primarily due to a decrease in the balance of invested funds from the Company's initial public offering.

         Other Income

During the quarter ended September 25, 1995, the Company sold equipment that resulted in a $192,000 pre-tax gain.

         Taxes on Income

The provision for income taxes decreased to $759,000 for the three months ended September 25, 1996 from $778,000 for the 1995 period. The effective tax rate decreased to 37.0% for the 1996 period from 38.8% for the 1995 period, primarily as a result of income tax credits relating to research and development and manufacturing.

         Net Income

The Company's net income for the three months ended September 25, 1996 increased 5.3% to $1.3 million from $1.2 million for the same period of 1995. This increase was the result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's $1.5 million revolving credit facility ("Revolving Credit Facility"). Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company anticipates making capital expenditures of approximately $6.3 million in fiscal year 1997, primarily to complete the construction of the 45,000 square-foot facility to house the Company's shock absorber division, expand exhaust system manufacturing and house additional Corporate expansion including warehouse overflow; installation of a new computer mainframe system and related software; machinery for the shock absorber facility; and additional capital equipment to increase the Company's production capacity.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, statements of this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecast results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industry, product demand, market-acceptance, manufacturing efficiencies and new product development.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         Not applicable.


Item 2.  Changes in Securities

         Not applicable.


Item 3.  Defaults upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K


         There were no reports on Form 8-K filed during the three months ended September 25, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        EDELBROCK CORPORATION
                                        -----------------------------------
                                        Registrant



Date:   November 7, 1996                JEFFREY L. THOMPSON
                                        -----------------------------------
                                        Jeffrey L. Thompson
                                        Executive Vice President,
                                        Chief Operating Officer and Director