Form 10-Q
period 1996-12-25
EDELBROCK CORP
filed 1997-02-10
CIK 929037

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 25, 1996      Commission File Number 34-24802

                              EDELBROCK CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                33-0627520
         ------------------------------             -------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)


2700 California Street, Torrance, California                  90503
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                              (310) 781-2222
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X        No
                                  -----         -----

As of February 3, 1997, the Company had 5,247,831 shares of Common Stock outstanding.

                             EDELBROCK CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 25, 1996
                                     INDEX




Part I    FINANCIAL STATEMENTS                                                                          Page
          --------------------                                                                          ----
          Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets as of December 25, 1996
                       and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

                     Consolidated Statements of Income for the Three Months
                        and Six Months Ended December 25, 1996 and 1995   . . . . . . . . . . . .         4

                     Condensed Consolidated Statements of Cash Flows for the Six
                       Months Ended December 25, 1996 and 1995    . . . . . . . . . . . . . . . .         5

                     Notes to Consolidated Interim Financial Statements   . . . . . . . . . . . .         6


          Item 2.    Management's Discussion and Analysis of Financial Conditions and
                       Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . .         7-11

Part II   OTHER INFORMATION                   . . . . . . . . . . . . . . . . . . . . . . . . . .         12
          -----------------



                             EDELBROCK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            December 25,             June 30,
                                                                                               1996                    1996
                                                                                            -----------             -----------
                                                                                            (Unaudited)
                 ASSETS
                 Current assets
                     Cash and cash equivalents   . . . . . . . . . . . . . . . . .            $2,899,000             $8,771,000
                     Accounts receivable, net    . . . . . . . . . . . . . . . . .            23,072,000             17,973,000
                     Inventories   . . . . . . . . . . . . . . . . . . . . . . .              11,446,000              9,735,000
                     Prepaid expenses and other  . . . . . . . . . . . . . . . .                 550,000                436,000
                                                                                             -----------            -----------
                 Total current assets  . . . . . . . . . . . . . . . . . . . . .              37,967,000             36,915,000
                 Property, plant and equipment, net  . . . . . . . . . . . . . .              29,269,000             27,382,000
                 Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,004,000              2,133,000
                                                                                             -----------            -----------
                 Total assets    . . . . . . . . . . . . . . . . . . . . . . . .             $69,240,000            $66,430,000
                                                                                             ===========            ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 Current liabilities
                     Accounts payable  . . . . . . . . . . . . . . . . . . . . .              $9,515,000             $9,454,000
                     Accrued expenses    . . . . . . . . . . . . . . . . . . . .               2,408,000              2,537,000
                     Current portion of long-term debt     . . . . . . . . . . .                 974,000                971,000
                                                                                             -----------            -----------
                 Total current liabilities . . . . . . . . . . . . . . . . . . .              12,897,000             12,962,000

                 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .               3,120,000              3,148,000
                 Deferred income taxes   . . . . . . . . . . . . . . . . . . . .               1,946,000              1,900,000

                 Shareholders' equity  . . . . . . . . . . . . . . . . . . . . .              51,277,000             48,420,000
                                                                                             -----------            -----------
                 Total liabilities and shareholders' equity  . . . . . . . . . .             $69,240,000            $66,430,000
                                                                                             ===========            ===========





The accompanying notes are an integral part of the interim financial statements.

                             EDELBROCK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Three months ended                        Six months ended
                                                           December 25,                             December 25,
                                                  --------------------------------         -------------------------------
                                                     1996                  1995               1996                1995
                                                  -----------          -----------         -----------         -----------
Revenues                                          $20,551,000          $18,536,000         $39,501,000         $35,379,000
Cost of sales                                      12,450,000           11,060,000          23,956,000          20,976,000
                                                   ----------           ----------          ----------          ----------
    Gross profit                                    8,101,000            7,476,000          15,545,000          14,403,000
                                                   ----------           ----------          ----------          ----------

Operating expenses
    Selling, general and administrative             5,030,000            4,919,000           9,904,000           9,650,000
    Research and development                          608,000              408,000           1,156,000             834,000
                                                   ----------           ----------          ----------          ----------
    Total operating expenses                        5,638,000            5,327,000          11,060,000          10,484,000
                                                   ----------           ----------          ----------          ----------
Operating income                                    2,463,000            2,149,000           4,485,000           3,919,000

Interest expense                                       87,000              112,000             174,000             226,000
Interest income                                       104,000              153,000             220,000             310,000
Other income (expense)                                  4,000              (20,000)              4,000             172,000
                                                   ----------           ----------          ----------          ----------
Income before taxes on income                       2,484,000            2,170,000           4,535,000           4,175,000
Taxes on income                                       919,000              787,000           1,678,000           1,565,000
                                                   ----------           ----------          ----------          ----------

Net income                                         $1,565,000           $1,383,000          $2,857,000          $2,610,000
                                                   ==========           ==========          ==========          ==========

Net income per share                                    $0.30                $0.26               $0.55               $0.50
                                                   ==========           ==========          ==========          ==========
Weighted average number of shares
    outstanding                                     5,242,000            5,240,000           5,242,000           5,240,000
                                                   ==========           ==========          ==========          ==========





The accompanying notes are an integral part of the interim financial statements.

                             EDELBROCK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                  Six months ended
                                                                                                     December 25,
                 Increase (Decrease) in Cash and Cash Equivalents                          -------------------------------
                                                                                               1996               1995
                 Operating activities                                                      -----------         -----------
                     Net income    . . . . . . . . . . . . . . . . . . . . . . .           $ 2,857,000         $ 2,610,000
                     Depreciation and amortization   . . . . . . . . . . . . . .             1,935,000           1,765,000
                     Net change in operating assets and liabilities  . . . . . .            (6,638,000)         (5,969,000)
                                                                                           -----------         -----------
                 Net cash used in operating activities   . . . . . . . . . . . .            (1,846,000)         (1,594,000)
                                                                                           -----------         -----------

                 Investing activities
                     Capital expenditures  . . . . . . . . . . . . . . . . . . .            (3,862,000)         (2,184,000)
                     Other   . . . . . . . . . . . . . . . . . . . . . . . . . .              (139,000)            100,000
                                                                                           -----------         -----------
                 Net cash used in investing activities   . . . . . . . . . . . .            (4,001,000)         (2,084,000)
                                                                                           -----------         -----------
                 Financing activities
                     Debt repayments   . . . . . . . . . . . . . . . . . . . . .               (25,000)           (535,000)
                                                                                           -----------         -----------
                 Net decrease in cash and cash equivalents   . . . . . . . . . .            (5,872,000)         (4,213,000)
                 Cash at beginning of period . . . . . . . . . . . . . . . . . .             8,771,000          10,298,000
                                                                                           -----------         -----------
                 Cash at end of period   . . . . . . . . . . . . . . . . . . . .           $ 2,899,000         $ 6,085,000
                                                                                           ===========         ===========


                 Supplemental disclosure of cash flow information
                   Cash paid during the period for
                     Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .            $174,000            $226,000
                                                                                           ===========         ===========
                     Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .         $ 1,784,000         $ 2,475,000
                                                                                           ===========         ===========





The accompanying notes are an integral part of the interim financial statements.

                             EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at December 25, 1996 and for the three and six month periods ended December 25, 1996, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1996 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1996 (File No. 0-24802). Certain amounts have been reclassified to conform to the December 25, 1996 presentation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and six month periods ended December 25, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.


NOTE 2 - INVENTORIES

Inventories at December 25, 1996 and June 30, 1996 consisted of the following:

                                                                        December 25,             June 30,
                                                                       -------------           ------------
                                                                        (Unaudited)

              Raw materials........................................    $ 6,378,000              $5,421,000
              Work in process......................................        626,000                 626,000
              Finished goods.......................................      4,442,000               3,688,000
                                                                       -----------              ----------
                                                                       $11,446,000              $9,735,000
                                                                       ===========              ==========


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and six months ended December 25, 1996. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.


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

In March 1997, the Company expects to enter the performance shock absorber market for the automotive, truck (under one ton), ATV, motorhome, racing and Harley-Davidson motorcycle aftermarkets utilizing RICOR Racing and Development, L.P.'s patented "inertia sensitive system." Initially, the Company will produce shock absorbers for a variety of two-and four-wheel drive applications for Ford, Chevrolet and Chrysler manufactured vehicles.

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

In November 1996, the Company completed construction of a new 45,000 square-foot facility on Company owned property contiguous to its current Exhaust facility in Torrance, California. This facility will be utilized for the manufacture of performance aftermarket shock absorbers, expand exhaust system manufacturing and house additional corporate expansion including warehouse overflow.

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



THREE MONTHS ENDED DECEMBER 25, 1996, COMPARED TO THREE MONTHS ENDED
      DECEMBER 25, 1995:

      Revenues

Revenues increased 10.9% to $20.6 million for the three months ended December 25, 1996 from $18.5 million for the same period of 1995. This increase was primarily the result of an increase of approximately $2.6 million, or 34.8%, in the sale of carburetors, an increase of approximately $180,000, or 17.5%, in the sale of aluminum cylinder heads and an increase of approximately $187,000, or 48.1%, in the sale of Harley-Davidson aftermarket products. These increases were offset by an approximate $900,000, or 14.9%, decrease in the sale of manifolds.

    Cost of Sales

Cost of sales increased 12.6% to $12.5 million for the three months ended December 25, 1996 from $11.1 million for the same period of 1995. As a percent of revenues, cost of sales increased to 60.6% for the three months ended December 25, 1996 from 59.7% for the same period of 1995. This increase in cost of sales was primarily due to an increase in sales of third-party manufactured products. See "Product Mix" on page 7.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 2.3% to $5.0 million for the three months ended December 25, 1996 from $4.9 million for the same period of 1995. This increase was primarily due to increased advertising
expense and sales commissions associated with increased sales.   As a percent
of sales, selling, general and administrative expense decreased to 24.5% for the three months ended December 25, 1996 from 26.5% for the same period of 1995.

    Research and Development Expense

Research and development expense increased 49.0% to $608,000 for the three months ended December 25, 1996 from $408,000 for the same period of 1995. The increase was primarily the result of expenditures relating to the development of the Company's new line of performance aftermarket shock absorbers.

    Interest Expense

Interest expense decreased 22.3% to $87,000 for the three months ended December 25, 1996 from $112,000 for the same period of 1995. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

    Interest Income


Interest income decreased 32.0% to $104,000 for the three months ended December 25, 1996 from $153,000 for the same period in 1995. The decrease was primarily due to a decrease in the balance of invested funds from the Company's initial public offering.


    Taxes on Income

The provision for income taxes increased to $919,000 for the three months ended December 25, 1996 from $787,000 for the 1995 period. The effective tax rate increased to 37.0% for the 1996 period from 36.3 % for the 1995 period.

    Net Income

The Company's net income for the three months ended December 25, 1996 increased 13.2% to $1.6 million from $1.4 million for the same period of 1995. This increase was the result of the items mentioned above.

SIX MONTHS ENDED DECEMBER 25, 1996, COMPARED TO SIX MONTHS ENDED
    DECEMBER 25, 1995

    Revenues

Revenues increased 11.7% to $39.5 million for the six months ended December 25, 1996 from $35.4 million for the same period of 1995. This increase was primarily the result of an increase of approximately $4.3 million, or 31.4%, in the sale of carburetors, an increase of approximately $400,000, or 19.6%, in the sale of aluminum cylinder heads, and an increase of approximately $307,000, or 39.7%, in the sale of Harley-Davidson aftermarket products. These increases were offset by an approximate $900,000, or 7.8%, decrease in the sale of manifolds.

    Cost of Sales

Cost of sales increased 14.2% to $24.0 million for the six months ended December 25, 1996 from $21.0 million for the same period of 1995. As a percent of revenues, cost of sales increased to 60.6% for the six months ended December 25, 1996 from 59.3% for the same period of 1995. This increase in cost of sales was primarily due to an increase in sales of third-party manufactured products. See "Product Mix" on page 7.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 2.6% to $9.9 million for the six months ended December 25, 1996 from $9.7 million for the same period of 1995. This increase was primarily due to increased advertising expense and sales commissions associated with increased sales. As a percent of sales, selling, general and administrative expense decreased to 25.1% for the six months ended December 25, 1996 from 27.3% for the same period of 1995.

    Research and Development Expense

Research and development expense increased 38.6% to $1.2 million for the six months ended December 25, 1996 from $834,000 for the same period of 1995. The increase was primarily the result of expenditures relating to the development of the Company's new line of performance aftermarket shock absorbers.

    Interest Expense

Interest expense decreased 23.0% to $174,000 for the six months ended December 25, 1996 from $226,000 for the same period of 1995. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

    Interest Income

Interest income decreased 29.0% to $220,000 for the six months ended December 25, 1996 from $310,000 for the same period in 1995. This decrease was primarily due to a decrease in the balance of invested funds from the Company's initial public offering.

    Other Income

During the six months ended December 25, 1995, the Company sold a piece of equipment that resulted in a $172,000 pre-tax gain.

    Taxes on Income

The provision for income taxes increased to $1.7 million for the six months ended December 25, 1996 from $1.6 million for the 1995 period. The effective tax rate decreased to 37.0% for the 1996 period from 37.5% for the 1995 period.

    Net Income

The Company's net income for the six months ended December 25, 1996 increased 9.5% to $2.9 million from $2.6 million for the same period of 1995. This increase was the result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's revolving credit facility ("Revolving Credit Facility"). The Company maintains a $2.0 revolving credit facility which expires on February 1, 1998. Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company anticipates making capital expenditures of approximately $6.5 million in fiscal year 1997, which includes expenditures for the construction of the recently completed 45,000 square-foot facility to house the Company's shock absorber division, expand exhaust system manufacturing and house additional Corporate expansion including warehouse overflow; the installation of a new computer mainframe system and related software; machinery for the shock absorber facility; and additional capital equipment to increase the Company's production capacity.

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


Item 4.    Submission of Matters to a Vote of Security Holders



On November 26, 1996, the Company held its Annual Meeting of Shareholders in Torrance, California. At that meeting, the shareholders elected all eight directors nominated by the Board of Directors. The number of votes cast for or against for each director were as follows:



                                                                               Number of Votes Cast
                                                                           ----------------------------
                                                                              For               Against
                                                                           ---------            -------
                 O. Victor Edelbrock                                       4,966,147             13,656
                 Jeffrey L. Thompson                                       4,966,147             13,656
                 Aristedes T. Feles                                        4,966,147             13,656
                 Camee Edelbrock                                           4,966,146             13,657
                 E. A. Breitenbach                                         4,854,147            125,656
                 Jerry Herbst                                              4,854,147            125,656
                 Alexander Michalowski                                     4,854,147            125,656
                 Richard M. Wilbur                                         4,966,147             13,656




In addition, the shareholders approved by a vote of 4,976,493 for, and 1,710 against, the ratification of the appointment of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ending June 30, 1997.


Item 5.    Other Information

      Not applicable.


Item 6.    Exhibits and Reports on Form 8-K

      Exhibits

      10.1 Amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT and SA

      27.1   Financial Data Schedule

There were no reports on Form 8-K filed during the three months December 25, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               EDELBROCK CORPORATION
                                               -----------------------------
                                               Registrant



Date:   February 3, 1997                       JEFFREY L. THOMPSON
                                               -------------------
                                               Jeffrey L. Thompson
                                               Executive Vice President,
                                               Chief Operating Officer and
                                               Director