Form 10-Q
period 1997-03-25
EDELBROCK CORP
filed 1997-05-08
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 25, 1997    Commission File Number 34-24802
                               --------------                           --------


                              EDELBROCK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                     33-0627520
----------------------------------------              --------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)


2700 California Street, Torrance, California                       90503
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                  (310)781-2222
             -------------------------------------------------------
               Registrant's telephone number, including area code


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


As of May 8, 1997, the Company had 5,247,831 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 25, 1997
                                      INDEX




                                                                                        Page
                                                                                        ----
Part I   FINANCIAL STATEMENTS

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 25, 1997
                    and June 30, 1996...............................................      3

                  Consolidated Statements of Income for the Three Months
                     and Nine Months Ended March 25, 1997 and 1996..................      4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                    Months Ended March 25, 1997 and 1996 ...........................      5

                  Notes to Consolidated Interim Financial Statements ...............      6


         Item 2.  Management's Discussion and Analysis of Financial Conditions and
                    Results of Operations ..........................................      7-11

Part II  OTHER INFORMATION..........................................................      12
         -----------------

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 25,        June 30,
                                                    1997            1996
                                                -----------      -----------
                                                (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents ............      $ 3,377,000      $ 8,771,000
    Accounts receivable, net .............       24,172,000       17,973,000
    Inventories ..........................       12,540,000        9,735,000
    Prepaid expenses and other ...........          574,000          436,000
                                                -----------      -----------
Total current assets .....................       40,663,000       36,915,000
Property, plant and equipment, net .......       30,507,000       27,382,000
Other ....................................        2,868,000        2,133,000
                                                -----------      -----------
Total assets .............................      $74,038,000      $66,430,000
                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable .....................      $12,659,000      $ 9,454,000
    Accrued expenses .....................        2,301,000        2,537,000
    Current portion of long-term debt ....          975,000          971,000
                                                -----------      -----------
Total current liabilities ................       15,935,000       12,962,000

Long-term debt ...........................        3,107,000        3,148,000
Deferred income taxes ....................        1,972,000        1,900,000

Shareholders' equity .....................       53,024,000       48,420,000
                                                -----------      -----------
Total liabilities and shareholders' equity      $74,038,000      $66,430,000
                                                ===========      ===========





The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 Three months ended                 Nine months ended
                                                       March 25,                         March 25,
                                             ----------------------------      -----------------------------

                                                 1997             1996            1997             1996
                                             -----------      -----------      -----------      -----------
Revenues ..............................      $20,619,000      $18,854,000      $60,120,000      $54,233,000
Cost of sales .........................       12,474,000       11,316,000       36,430,000       32,292,000
                                             -----------      -----------      -----------      -----------
    Gross profit ......................        8,145,000        7,538,000       23,690,000       21,941,000
                                             -----------      -----------      -----------      -----------

Operating expenses
    Selling, general and administrative        5,099,000        4,923,000       15,003,000       14,573,000
    Research and development ..........          605,000          405,000        1,761,000        1,239,000
                                             -----------      -----------      -----------      -----------
    Total operating expenses ..........        5,704,000        5,328,000       16,764,000       15,812,000
                                             -----------      -----------      -----------      -----------

Operating income ......................        2,441,000        2,210,000        6,926,000        6,129,000
Interest expense ......................           86,000          108,000          260,000          334,000
Interest income .......................           21,000           51,000          241,000          361,000
Other income ..........................          273,000          102,000          277,000          274,000
                                             -----------      -----------      -----------      -----------

Income before taxes on income .........        2,649,000        2,255,000        7,184,000        6,430,000
Taxes on income .......................          980,000          846,000        2,658,000        2,411,000
                                             -----------      -----------      -----------      -----------
Net income ............................      $ 1,669,000      $ 1,409,000      $ 4,526,000      $ 4,019,000
                                             ===========      ===========      ===========      ===========
Net income per share ..................            $0.32            $0.27            $0.86            $0.77
                                             ===========      ===========      ===========      ===========
Weighted average number of shares
    outstanding .......................        5,246,000        5,241,000        5,243,000        5,240,000
                                             ===========      ===========      ===========      ===========





The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine months ended
                                                                         March 25,
                                                              ------------------------------
                                                                  1997              1996
                                                              -----------       ------------
Increase (Decrease) in Cash and Cash Equivalents

Operating activities
    Net income .........................................      $ 4,526,000       $  4,019,000
    Depreciation and amortization ......................        2,888,000          2,546,000
    Net change in operating assets and liabilities .....       (7,049,000)        (7,898,000)
                                                              -----------       ------------
Net cash provided by (used in) operating activities ....          365,000         (1,333,000)
                                                              -----------       ------------
Investing activities
    Capital expenditures ...............................       (6,022,000)        (3,075,000)
    Proceeds from sale of property, plant & equipment ..          222,000             64,000
                                                              -----------       ------------
Net cash used in investing activities ..................       (5,800,000)        (3,011,000)
                                                              -----------       ------------
Financing activities
    Proceeds from sale of common stock under option plan           78,000              8,000
    Debt repayments ....................................          (37,000)          (793,000)
                                                              -----------       ------------
Net cash provided by (used in) financing activities ....           41,000           (785,000)
                                                              -----------       ------------
Net decrease in cash and cash equivalents ..............       (5,394,000)        (5,129,000)
Cash and Cash Equivalents at beginning of period .......        8,771,000         10,298,000
                                                              -----------       ------------
Cash and Cash Equivalents at end of period .............      $ 3,377,000       $  5,169,000
                                                              ============      ============

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest ...........................................      $   260,000       $    334,000
                                                              ============      ============
    Income taxes .......................................      $ 2,611,000       $  3,275,000
                                                              ============      ============






The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at March 25, 1997 and for the three and nine month periods ended March 25, 1997, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1996 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1996 (File No. 0-24802). Certain amounts have been reclassified to conform to the March 25, 1997 presentation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and nine month periods ended March 25, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.


NOTE 2 - INVENTORIES

Inventories at March 25, 1997 and June 30, 1996 consisted of the following:

                                      March 25,        June 30,
                                     -----------      ----------
                                     (Unaudited)
Raw materials .................      $ 7,825,000      $5,421,000
Work in process ...............          626,000         626,000
Finished goods ................        4,089,000       3,688,000
                                     -----------      ----------
                                     $12,540,000      $9,735,000
                                     ===========      ==========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended March 25, 1997. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.


      Overview

The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other performance components for most domestic V8 and selected V6 engines. The Company currently offers over 1,600 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and other selected brand motorcycles.

In early May 1997, the Company entered the performance shock absorber aftermarket utilizing RICOR Racing and Development, L.P.'s patented "inertia sensitive system." Initially, the Company will produce shock absorbers for a variety of two-and four-wheel drive applications for Ford, Chevrolet and Chrysler manufactured vehicles.

      Product Mix

The Company manufactures its own products and purchases other products designed to the Company's specifications from third-party manufacturers for subsequent packaging and distribution to the Company's customers. Generally, the Company can achieve a higher margin on those products which it manufactures as compared to those purchased from third-party manufacturers. Accordingly, the Company's results of operations in any given period are affected by the product mix of the Company's sales during the period. For example, in recent years, the Company has experienced significant growth in the sale of carburetors which it has purchased pursuant to a long-term contract with a third-party manufacturer, which has negatively affected the Company's gross margins.

    Manufacturing Capacity

In November 1996, the Company completed construction of a new 45,000 square-foot facility on Company owned property contiguous to its current Exhaust facility in Torrance, California. This facility is being utilized for the manufacture of performance aftermarket shock absorbers, to expand exhaust system manufacturing and to house additional warehouse overflow.

      Seasonality

The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the fourth fiscal quarter.

THREE MONTHS ENDED MARCH 25, 1997, COMPARED TO THREE MONTHS ENDED
      MARCH 25, 1996:

      Revenues

Revenues increased 9.4% to $20.6 million for the three months ended March 25, 1997 from $18.9 million for the same period of 1996. This increase was primarily the result of an increase of approximately $1.1 million, or 13.6%, in the sale of carburetors and an increase of approximately $500,000, or 54.0%, in the sale of automotive aluminum cylinder heads.

    Cost of Sales

Cost of sales increased 10.2% to $12.5 million for the three months ended March 25, 1997 from $11.3 million for the same period of 1996. As a percent of revenues, cost of sales increased to 60.5% for the three months ended March 25, 1997 from 60.0% for the same period of 1996. This increase in cost of sales was primarily due to an increase in sales of third-party manufactured products. See "Product Mix" on page 7.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 3.6% to $5.1 million for the three months ended March 25, 1997 from $4.9 million for the same period of 1996. This increase was primarily due to increased advertising expense and sales commissions associated with increased sales. As a percent of sales, selling, general and administrative expense decreased to 24.7% for the three months ended March 25, 1997 from 26.1% for the same period of 1996.

    Research and Development Expense

Research and development expense increased 49.4% to $605,000 for the three months ended March 25, 1997 from $405,000 for the same period of 1996. The increase was primarily the result of expenditures relating to the development of the Company's new line of performance aftermarket shock absorbers and other Company manufactured products.

    Interest Expense

Interest expense decreased 20.4% to $86,000 for the three months ended March 25, 1997 from $108,000 for the same period of 1996. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

    Interest Income

Interest income decreased 58.8% to $21,000 for the three months ended March 25, 1997 from $51,000 for the same period in 1996. The decrease was primarily due to a decrease in the balance of invested funds raised from the Company's initial public offering.

    Other Income

Other income increased to $273,000 for the three months ended March 25, 1997 from $102,000 for the same period in 1996. In the current year, the Company sold a real estate property and received proceeds that resulted in a $277,000 pre-tax gain. In the prior year, the Company received net proceeds of $112,000 from the settlement of a lawsuit against a supplier of defective foundry furnace equipment relating to the 1990 construction of the refractory furnaces at the Company's aluminum foundry.

    Taxes on Income

The provision for income taxes increased to $980,000 for the three months ended March 25, 1997 from $846,000 for the 1996 period. The effective tax rate decreased to 37.0% for the 1997 period from 37.5 % for the 1996 period.

    Net Income

The Company's net income for the three months ended March 25, 1997 increased 18.5% to $1.7 million from $1.4 million for the same period of 1996. This increase was the result of the items mentioned above.

NINE MONTHS ENDED MARCH 25, 1997, COMPARED TO NINE MONTHS ENDED
    MARCH 25, 1996

    Revenues

Revenues increased 10.9% to $60.1 million for the nine months ended March 25, 1997 from $54.2 million for the same period of 1996. This increase was primarily the result of an increase of approximately $5.3 million, or 25.0%, in the sale of carburetors, an increase of approximately $900,000, or 30.3%, in the sale of aluminum cylinder heads, and an increase of approximately $258,000 or 19.4%, in the sale of Harley-Davidson aftermarket products. These increases were offset by an approximate $908,000, or 5.0%, decrease in the sale of manifolds.

    Cost of Sales

Cost of sales increased 12.8% to $36.4 million for the nine months ended March 25, 1997 from $32.3 million for the same period of 1996. As a percent of revenues, cost of sales increased to 60.6% for the nine months ended March 25, 1997 from 59.5% for the same period of 1996. This increase in cost of sales was primarily due to an increase in sales of third-party manufactured products. See "Product Mix" on page 7.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 3.0% to $15.0 million for the nine months ended March 25, 1997 from $14.6 million for the same period of 1996. This increase was primarily due to increased advertising expense and sales commissions associated with increased sales. As a percent of sales, selling, general and administrative expense decreased to 25.0% for the nine months ended March 25, 1997 from 26.9% for the same period of 1996.

    Research and Development Expense

Research and development expense increased 42.1% to $1.8 million for the nine months ended March 25, 1997 from $1.2 million for the same period of 1996. The increase was primarily the result of expenditures relating to the development of the Company's new line of performance aftermarket shock absorbers and other related Company manufactured products.


    Interest Expense

Interest expense decreased 22.2% to $260,000 for the nine months ended March 25, 1997 from $334,000 for the same period of 1996. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.


    Interest Income

Interest income decreased 33.2% to $241,000 for the nine months ended March 25, 1997 from $361,000 for the same period in 1996. This decrease was primarily due to a decrease in the balance of invested funds raised from the Company's initial public offering.

    Other Income

Other income increased to $277,000 for the nine months ended March 25, 1997 from $274,000 for the same period in 1996. During the nine months ended March 25, 1997, the Company sold a a real estate property that resulted in a $277,000 pre-tax gain. During the nine months ended March 25, 1996, the Company sold a piece of equipment that resulted in a $172,000 pre-tax gain and received net proceeds of $112,000 from the settlement of a lawsuit against a supplier of defective foundry furnace equipment relating to the 1990 construction of the refractory furnaces at the Company's aluminum foundry.

    Taxes on Income

The provision for income taxes increased to $2.7 million for the nine months ended March 25, 1997 from $2.4 million for the 1996 period. The effective tax rate decreased to 37.0% for the 1997 period from 37.5% for the 1996 period.

    Net Income

The Company's net income for the nine months ended March 25, 1997 increased 12.6% to $4.5 million from $4.0 million for the same period of 1996. This increase was the result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's revolving credit facility ("Revolving Credit Facility"). The Company maintains a $2.0 million revolving credit facility which expires on February 1, 1998. Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the fourth fiscal quarter.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company anticipates making capital expenditures of approximately $7.0 million in fiscal year 1997, which includes expenditures for the construction of the recently completed 45,000 square-foot facility to house the Company's shock absorber division, expand exhaust system manufacturing and house additional Corporate expansion including warehouse overflow; the installation of a new computer mainframe system and related software; machinery for the shock absorber facility; and additional capital equipment to increase the Company's production capacity.


NEW ACCOUNTING STANDARDS

On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years ending after December 15, 1997. The Company does not expect that adoption of this standard will have a material effect on its reported earnings per share amounts.

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


Item 6.  Exhibits and Reports on Form 8-K

       (a)       Exhibits

           10.1 Amendment No. 1 to License Agreement, dated February 21, 1997 by and between Edelbrock Corporation and RICOR Racing and Development, L.P..

           27.1   Financial Data Schedule.

       (b) There were no reports on Form 8-K filed during the nine months March 25, 1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                               EDELBROCK CORPORATION
                                               Registrant



Date:   May 8, 1997                            JEFFREY L. THOMPSON
                                               Jeffrey L. Thompson
                                               Executive Vice President,
                                               Chief Operating Officer and
                                               Director