Form 10-K
period 1997-06-30
EDELBROCK CORP
filed 1997-09-26
CIK 929037

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1997
                                                     OR

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

                                   Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part II of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of September 26, 1997, was approximately $101,070,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ Stock Market for the last trading date prior to that date).

On September 26, 1997, approximately 5,250,412 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE
Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement of its 1997 Annual Meeting of Shareholders.

                             ANNUAL REPORT ON FORM 10-K
                                  TABLE OF CONTENTS

                                       PART I

                                                                                         Page
                                                                                         ----
Item 1.             Business..........................................................     3

Item 2.             Properties........................................................     5

Item 3.             Legal Proceedings.................................................     6

Item 4.             Submission of Matters To a Vote of Security Holders...............     6

Additional Item:    Executive Officers of the Company.................................     6

                                                      PART II

Item 5.             Market for the Company's Common Stock and Related
                    Shareholder Matters...............................................     7

Item 6.             Selected Consolidated Financial Data..............................     8

Item 7.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................    10

Item 8.             Financial Statements and Supplementary Data.......................    17

Item 9.             Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...............................    17

                                                     PART III

Item 10.            Directors of the Company..........................................    17

Item 11.            Executive Compensation............................................    17

Item 12.            Security Ownership of Certain Beneficial
                    Owners and Management.............................................    17

Item 13.            Certain Relationships and Related Transactions....................    17

                                                      PART IV

Item 14.            Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K...............................................    17
Signatures          ..................................................................    20

                                       PART I
Item 1.          Business

GENERAL
         Edelbrock Corporation (the "Company") is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufacturers, distributes and markets a wide range of high quality performance products, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other components designed for most domestic V8 and selected V6 engines. These products are designed to enhance street, off-road, recreational and competition vehicle performance through increased horsepower, torque and drivability. The Company also designs and markets products to enhance engine and vehicle appearance, such as chrome and polished aluminum air cleaners, valve covers and breathers. In October 1994, the Company introduced performance aluminum cylinder heads and intake manifolds for the Harley-Davidson Evolution engine which are distributed and marketed through over 5,000 Harley-Davidson performance shops nationwide. In March 1995, the Company acquired substantially all of the assets of QwikSilver II, Inc. of Apple Valley, California a manufacturer of aftermarket Harley-Davidson and other motorcycle carburetors and air cleaners.

         In May 1997, the Company entered the performance shock absorber market for a range of all aftermarket applications with certain restrictions utilizing RICOR Racing and Development, L.P.'s ("RICOR") patented "inertia sensitive system." In connection therewith, the Company has entered into a royalty agreement with RICOR and issued warrants to purchase common stock of the Company. See Notes 5 and 9 of Notes to Consolidated Financial Statements.

     The Company's business strategy is to capitalize on recognition of the "Edelbrock" brand name and strong distribution network to expand its leading position in the specialty performance automotive and motorcycle aftermarket parts market. The Company plans to achieve its business objective by pursuing the following business strategies:
     o  Broaden Application of Core Products.
     o  Expand Market Share in Compatible Product Lines.
     o  Expand Presence in Chain Stores.
     o  Introduce New Products.
     o  Expand Production Capacity.
     o  Reduce Manufacturing Costs through Vertical Integration and Automation.

HISTORY
         The Company was founded in 1938 in Los Angeles by O. Victor Edelbrock, Sr. Mr. Edelbrock utilized his experience as a mechanic and a winning car racer to design and produce manifolds and cylinder heads. Upon his father's death in 1962, O. Victor Edelbrock, Jr., also a racing enthusiast who began designing manifolds in the 1960's, assumed his father's position as Chief Executive Officer of the Company. In 1967, the Company moved its operations to El Segundo, California. The Company continued designing and marketing new generations of manifolds throughout the 1960's and 1970's. In the 1980's, the Company expanded it product line to include camshaft kits, valve train parts, exhaust systems and other performance components. In 1987, the Company moved to its present location in Torrance, California and in 1990 built its own sand-cast aluminum foundry in San Jacinto, California. In the 1990's, the Company has continued to expand its product lines to include carburetors, aluminum cylinder heads, aluminum water pumps, fuel-injected manifolds and aftermarket performance parts for Harley-Davidson motorcycles. In 1995, the Company completed the construction of a 37,000 square foot building in Torrance, California to house its exhaust products division and a 15,000 square foot facility to expand the Company's Foundry warehouse space in San Jacinto, California. In late 1996, the Company completed construction of a 45,000 square foot facility adjacent to its existing exhaust facility which is being utilized primarily for the manufacture of shock absorbers, as well as to accommodate additional corporate expansion including warehouse overflow. In May 1997, the Company began production on a new line of performance aftermarket shock absorbers.

         In July 1997, the Company completed construction of a 12,000 and 15,000 square foot facility on Company owned property at its Foundry location in San Jacinto, California. The 12,000 square foot facility is being utilized for additional Foundry warehouse space and the 15,000 houses the Company's "QwikSilver" motorcycle parts division, which was relocated from Apple Valley, California.

RESEARCH AND DEVELOPMENT

         The Company seeks to develop new products to respond to consumer demand, to increase performance characteristics of existing product lines and to enter into new product lines. For the fiscal year ended June 30, 1995, 1996 and 1997 research and development expenditures totalled $1,963,000, $2,227,000 and $2,874,000, respectively.

PRODUCTS
         The Company offers over 1,800 performance automotive and motorcycle aftermarket parts for street, offroad, recreational and competition use. The Company's products are designed to enhance the engine's performance through increased horsepower, torque and drivability primarily by improving induction of fuel and air into and exhaust out of the engine. The Company also designs and markets products to improve appearance.

         The Company's present lines include, among other items, intake manifolds, which accounted for 33%, 32% and 29%of the Company's revenues for fiscal years 1995, 1996 and 1997, respectively and carburetors, which accounted for 39%, 39% and 42% of the Company's revenue for fiscal years 1995, 1996 and 1997, respectively. See "Item 6. Selected Consolidated Financial Data" for the Company's revenue, operating income and total assets for each of the last three years.

DISTRIBUTION, SALES AND MARKETING
         The Company has established a balanced nationwide distribution network, which encompasses all the major channels of distribution. It is the Company's policy to offer its products at the same price and under the same terms and conditions in each of its channels of distribution. The Company's products are sold in all 50 states and Canada, as well as to a lesser degree in Australia, Europe, New Zealand and the Pacific Rim, and distributed through the following channels:
             o  Retail Automotive Chain Stores.
             o  Mail Order Catalog Houses.
             o  Warehouse Distributors and Performance Specialty Dealers.

         In addition to the foregoing channels of distribution, the Company supplies select component parts to original equipment manufacturers, including Ford Motor Company, Volvo-Penta of the Americas, Inc., General Motors Corporation, and Mercruiser, Inc., a division of Brunswick Corporation. The Company's aluminum foundry casts components for a variety of third-party manufacturers.

         The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters. This seasonality typically results in reduced earnings for the Company's first and second fiscal quarters because a significant portion of operating expenses are fixed throughout the fiscal year.

         Three customers, Auto Sales, Inc., Super Shops, Inc., and Auto Zone accounted for 12.9%, 11.7% and 11.4%, respectively, of the Company's revenues for fiscal year 1997. For fiscal year 1996 two customers, Auto Sales, Inc. and Super Shops, Inc., accounted for 16.0% and 12.7%, respectively, of the Company's revenues. See Note 7 of Notes to Consolidated Financial Statements of the Company.

         As a result of events which occurred subsequent to June 30, 1997, Super Shops, Inc. filed voluntary petitions for reorganization on September 19, 1997 under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court. As of September 19, 1997 Super Shops owed the Company approximately $3,182,000 for products purchased from the Company in which it retained a security interest with respect to approximately $1.1 million of inventory. The Company's ability to recover these amounts cannot be determined at this time however, the Company has decided to increase its June 30, 1997 allowance for doubtful accounts by $155,000 to $300,000 for possible loss. No assurance can be made as to the amount and timing of the Company's ultimate loss resulting from the settlement of Super Shops bankruptcy proceedings and it is reasonably possible that a further material loss could ultimately result from the outcome of this matter.

MANUFACTURING
         The Company conducts manufact, uring operations in its Torrance, California facilities and its aluminum foundry in San Jacinto, California. The Company manufactures products such as manifolds, cylinder heads, water pumps, shock absorbers and exhaust systems. Approximately 56% of the Company's revenues for fiscal year 1997 were attributable to products which were manufactured by third-party suppliers. Magneti Marelli, U.S.A., Inc. pursuant to an agreement with the Company, supplied the Company with all of the carburetors which it marketed in fiscal year 1997, representing approximately 42% of the Company's revenue for that fiscal year. The agreement extends through 1999 and is renewable at the option of the parties. See Note 8 of Notes to Consolidated Financial Statements.

COMPETITION
         There is significant competition in the performance automotive and motorcycle parts industries. The Company competes with other companies and individuals in the manufacture and sale of performance automotive and motorcycle parts. The Company competes with, among others, Weiand Automotive and Holley Replacement Parts ("Holley") in the manifold market, Holley and Federal-Mogul Corporation in the automotive carburetor market, Rancho Industries and Billstein in the shock absorber market, Crane Cams and Competition Cams in the camshaft market, World Products and TFS in the cylinder head market and Mr. Gasket, TransDapt and Moroso in the specialty automotive accessories market. The Company competes primarily with S & S Cycle, Incorporated and Mikuni of America in the motorcycle aftermarket. The Company competes primarily on the basis of product quality and brand name recognition, service and price. Some of the Company's competitors are substantially larger and have greater financial resources than the Company.

TRADEMARKS AND PATENTS
         The Company owns over 40 trademarks and patents used in connection with the marketing of the Company's products, including Edelbrock(R), Torker(R), Torker II(R), Tunnel Ram(R), Signature Series(R), Performer Series(R), QwikSilver II(R), Performer IAS(R) and Edelbrock Total Power Package(R). The Company believes that its trademarks and patents and the associated recognition, reputation and customer loyalty contribute to the success of the Company's business operations. The Company possesses a number of United States and international patents, including three United States patents relating to the Company's manifolds, all of which also contribute to the success of the Company's operations. The Company's patents expire between 1997 and 2013.

EMPLOYEES
         As of June 30, 1997 the Company employed 531 persons in the operation of its business. The Company believes that its ability to attract and retain qualified management personnel and skilled production technicians and marketing employees will be a key determinant of the Company's continued success. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

Item 2.          Properties
         The Company owns its headquarters and manufacturing facilities located in buildings of approximately 142,000, 45,000 and 37,000 square feet, respectively, in Torrance, California, and three buildings for its Foundry operations located in approximately 73,000, 15,000, and 12,000 square feet in San Jacinto, California. The 73,000 square foot facility and related land are subject to a deed of trust which secures certain indebtedness incurred in connection with the construction of the facility. See Note 3 of Notes to Consolidated Financial Statements.

         In December 1996, the Company completed construction of a new 45,000 square foot facility on Company owned property contiguous to its current exhaust facility in Torrance, California. This facility is being utilized primarily for the manufacture of performance aftermarket shock absorbers and to house additional corporate expansion including warehouse overflow.

         In July 1997, the Company completed construction of 12,000 and 15,000 square foot facilities on Company owned property at its Foundry location in San Jacinto, California. The 12,000 square foot facility is being utilized for additional Foundry warehouse space and the 15,000 square foot facility houses the Company's "QwikSilver" motorcycle parts division, which was relocated from Apple Valley, California.

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

Executive Officers of the Company.

EXECUTIVE OFFICERS
     The following sets forth the name, age and business experience of the executive officers of the Company as of June 30, 1997:

NAME                                       AGE        POSITION
----                                       ---        ---------
O. Victor Edelbrock...........................60   Chairman, President and Chief Executive Officer
Jeffrey L. Thompson...........................44   Executive Vice-President, Chief Operating Officer and Director
Aristedes T. Feles............................29   Vice-President of Finance and Director
Adrian Murray.................................42   Vice-President of Sales
Wayne P. Murray...............................45   Vice-President of Manufacturing
Jack B. Mayberry..............................50   Vice-President of Research & Development
Cathleen Edelbrock............................37   Vice-President of Advertising, Secretary and Director
Nancy Edelbrock...............................60   Treasurer
Ronald L. Webb................................63   Executive Vice-President of Edelbrock Foundry Corp.

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

     Aristedes T. Feles has been the Vice President of Finance since July 1996 and was previously Controller for the Company (since 1992). Prior to 1992, Mr. Feles was employed as a senior accountant at BDO Seidman, LLP (since 1989). Mr. Feles has been a director of the Company since July 1996.

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

     Cathleen Edelbrock has been Vice-President of Advertising for the Company since 1993. Prior to 1993, Ms. Edelbrock was Director of Advertising (since
1987), and has served in various other capacities with the Company (since 1978). Ms. Edelbrock is a director of the Company. Ms. Edelbrock is the daughter of O.Victor Edelbrock Jr., and Nancy Edelbrock.

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

PART II

Item 5.      Market for Company's Common Stock and Related Shareholder Matters.

         The Company's Common Stock is traded over-the-counter on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Stock Market under the symbol EDEL. The following table sets forth the range of high and low closing sales prices, as reported on the NASDAQ Stock Market for fiscal years 1996 and 1997. On September 26, 1997 the Company had 86 holders of record of its Common Stock and 5,250,412 shares outstanding and a closing price of $19.25.

                                                                   Price Range of Common Stock
                                                                 --------------------------------
Year Ended June 30, 1996                                          High                       Low
                                                                  ----                       ---
     First Quarter                                               $17.00                     $12.88
     Second Quarter                                              $15.75                     $13.75
     Third Quarter                                               $16.25                     $12.25
     Fourth Quarter                                              $19.50                     $14.00

Year Ended June 30, 1997                                          High                       Low
                                                                  ----                       ---
     First Quarter                                               $17.75                     $15.25
     Second Quarter                                              $17.25                     $14.75
     Third Quarter                                               $20.75                     $15.25
     Fourth Quarter                                              $22.25                     $17.25

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

tem 6.          Selected Consolidated Financial Data.

         The following Selected Consolidated Financial Data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1997 and the Income Statement Data and the Other Data for each of the three fiscal years in the period ended June 30, 1997 have been derived from the audited Consolidated Financial Statements of the Company, which were audited by BDO Seidman, LLP as indicated in their report included elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1995 and the Income Statement Data and the Other Data for each of the two fiscal years in the period ended June 30, 1994 have been derived from audited financial statements not included herein.

INCOME STATEMENT DATA:                       1993            1994            1995           1996           1997
                                         ------------    ------------    ------------   ------------   ------------
Revenues                                 $ 46,136,000    $ 53,509,000    $ 68,792,000   $ 79,032,000   $ 87,120,000
Cost of sales                              26,536,000      31,012,000      40,883,000     47,043,000     52,163,000
                                         ------------    ------------    ------------   ------------   ------------

         Gross profit                      19,600,000      22,497,000      27,909,000     31,989,000     34,957,000
                                         ------------    ------------    ------------   ------------   ------------

Operating expenses
   Selling, general and administrative     13,378,000      15,203,000      17,172,000     20,392,000     21,308,000
   Research and development                 1,494,000       1,862,000       1,963,000      2,227,000      2,874,000
                                         ------------    ------------    ------------   ------------   ------------
                                                                                                       ------------

          Total operating expenses         14,872,000      17,065,000      19,135,000     22,619,000     24,182,000
                                         ------------    ------------    ------------   ------------   ------------

Operating income                            4,728,000       5,432,000       8,774,000      9,370,000     10,775,000

Interest expense                              726,000         672,000         552,000        344,000        340,000
Interest income                                     -               -         344,000        523,000        317,000
Other income                                        -               -               -        274,000        469,000
                                         ------------    ------------    ------------   ------------   ------------

Income from continuing operations
   before taxes on income and
   cumulative  effect of change in
   accounting principle                     4,002,000       4,760,000       8,566,000      9,823,000     11,221,000

Taxes on income from continuing
   operations                               1,493,000       1,740,000       3,336,000      3,346,000      4,076,000
                                         ------------    ------------    ------------   ------------   ------------

Income from continuing operations
   before cumulative effect of change
   in accounting principle                  2,509,000       3,020,000       5,230,000      6,477,000      7,145,000

Income (loss) from discontinued
   operations, net of tax (1)                (478,000)        (62,000)      1,086,000              -              -
                                         ------------    ------------    ------------   ------------   ------------

Income before cumulative effect of
   change in accounting principle           2,031,000       2,958,000       6,316,000      6,477,000      7,145,000

Cumulative effect on prior years
   of change in accounting for
   taxes on income (2)                              -         201,000               -              -              -
                                         ------------    ------------    ------------   ------------   ------------

Net income                               $  2,031,000    $  3,159,000    $  6,316,000   $  6,477,000   $  7,145,000
                                         ============    ============    ============   ============   ============

                                                                               Year Ended June 30,
                                             ---------------------------------------------------------------------------------------
PER SHARE DATA:                                    1993              1994              1995              1996              1997
                                             ----------------    -------------     --------------    --------------    -------------
Income per share before change
   in accounting principle and
   discontinued operations                    $        0.67    $        0.81    $         1.10  $         1.24  $         1.36
Income (loss) per share from
   discontinued operations,
   net of tax                                         (0.13)           (0.02)             0.22               -               -
Primary net income per share                  $        0.54    $        0.84    $         1.32  $         1.24  $         1.36
Fully diluted net income per share            $        0.54    $        0.84    $         1.32  $         1.24  $         1.32
Primary weighted average shares outstanding       3,750,000        3,750,000         4,772,000       5,241,000       5,244,000
Fully diluted weighted average
shares                                            3,750,000        3,750,000         4,772,000       5,241,000       5,424,000
  outstanding


OTHER DATA:
Capital expenditures                          $   2,026,000    $   2,396,000    $   12,221,000   $   4,342,000   $   8,602,000
Dividends                                                 -                -                 -               -               -

                                                                                    June 30,
                                             ---------------------------------------------------------------------------------------
BALANCE SHEET DATA:
(In thousands)                                     1993              1994              1995              1996              1997
                                             ----------------    -------------     --------------    -------------     -------------
Working capital                                  $ 7,514           $ 7,772            $20,033           $23,953          $26,428
Total assets                                      47,377            50,272             62,771            66,430           77,868
Total long-term debt                              19,355            17,278              4,657             3,148            2,178
Shareholders' equity                              15,602            18,761             41,923            48,420           55,650


(1) On May 1, 1995, the Company disposed of substantially all of its real estate operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to Consolidated Financial Statements for further information regarding the Company's real estate activities.

(2) On July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1995, 1996 and 1997. The following should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

OVERVIEW
         The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, shock absorbers, camshafts, cylinder heads, exhaust systems and other performance components for most domestic V8 and selected V6 engines. In addition, the Company offers performance aftermarket manifolds, cylinder heads, camshafts, air cleaners, and carburetors for Harley-Davidson motorcycles. The Company currently offers over 1,800 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use.

Product Mix
         The Company manufactures its own products and purchases other products designed to the Company's specifications from third-party manufacturers for subsequent packaging and distribution to the Company's customers. Generally, the Company can achieve a higher margin on those products which it manufactures as compared to those purchased from third-party manufacturers. Accordingly, the Company's results of operations in any given period are affected by product mix. For example, in recent years, the Company has experienced significant growth in the sale of carburetors, which it has purchased pursuant to a long-term contract with a third-party manufacturer.

Product Concentration
         Historically, the Company has derived a substantial portion of its revenues from the sale of intake manifolds and carburetors. For the fiscal years ended June 30, 1996 and 1997 approximately 32% and 29% of revenues were derived from the sales of intake manifolds and 39% and 42% from the sales of carburetors, respectively.

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

         In December 1996, the Company completed construction of a new 45,000 square foot facility on Company owned property contiguous to its current Exhaust facility in Torrance, California. This facility is being utilized primarily for the manufacture of performance aftermarket shock absorbers and to house additional corporate expansion including warehouse overflow.

         In July 1997, the Company completed construction of 12,000 and 15,000 square foot facilities on Company owned property at its Foundry location in San Jacinto, California. The 12,000 square foot facility is being utilized for additional Foundry warehouse space and the 15,000 square foot facility houses the Company's "QwikSilver" motorcycle parts division, which was relocated from Apple Valley, California.

Seasonality
         The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters. This seasonality typically results in reduced earnings for the Company's first and second fiscal quarters because a significant portion of operating expenses are fixed throughout the fiscal year.

Real Estate
         In May 1995, the Company completed the sale of substantially all of its Arizona real estate portfolio to Arizona Presidio Industrial Partners for $17.1 million. The $17.1 million sales price included $1.9 million for real estate held by two partnerships, of which the Company is a general partner, and $0.5 million was for real estate held by the Company Employee Stock Ownership Plan ("ESOP"). The Company netted, after payment of debt and sales expenses, cash of $3.2 million and 2.31 acres of prime industrial property contiguous to its new exhaust facility in Torrance, California. The partnerships and ESOP netted cash of approximately $536,000 and $435,000, respectively. Through the sale, the Company was able to eliminate approximately $10.0 million in debt and the varying degrees of risk associated with real property investments. In addition, through this sale, the Company has focused its efforts on automotive and motorcycle operations. The results of the real estate division have been reported separately as discontinued operations.

RESULTS OF OPERATIONS
         The following table sets forth, for the periods indicated, the percentage of revenues of certain items in the Company's consolidated statements of income and the percentage change in each item from the prior period.

                                                    Percentage of                         Percentage of
                                                  Revenues for Year      Year Ended      Revenues for Year
                                                   Ended June 30,       June 30, 1996    Ended June 30,       Year Ended
                                                ----------------------   As Compared  ---------------------  June 30, 1997
                                                                          To Year                              As Compared
                                                                           Ended                             To Year Ended
                                                   1995         1996    June 30, 1995  1996       1997        June 30, 1996
                                                   ------      ------   ------------   ------      ----      --------------
Revenues                                           100.0%      100.0%      14.9%       100.0%      100.0%      10.2%
Cost of sales                                       59.4        59.5       15.1         59.5        59.9       10.9
                                                   -----       -----                   -----       -----
    Gross profit                                    40.6        40.5       14.6         40.5        40.1        9.3
                                                   -----       -----                   -----       -----

Operating expenses
   Selling, general and administrative              25.0        25.8       18.8         25.8        24.5        4.5
   Research and development                          2.8         2.8       13.4          2.8         3.3       29.1
                                                   -----       -----                   -----       -----

          Total operating expenses                  27.8        28.6       18.2         28.6        27.8        6.9
                                                   -----       -----                   -----       -----

Operating income                                    12.8        11.9        6.8         11.9        12.4       15.0

Interest expense                                     0.8         0.4      (37.7)         0.4         0.4       (1.2)
Interest income                                      0.5         0.7       52.0          0.7         0.4      (39.4)
Other income                                           -         0.3         NM          0.3         0.5       71.2
                                                   -----       -----                   -----       -----


Income from continuing operations before
   taxes on income and cumulative effect of
   change in accounting principle                   12.5        12.4       14.7         12.4        12.9       14.2

Taxes on income from
continuing                                           4.9         4.2        0.3          4.2         4.7       21.8
   operations
                                                   -----       -----                   -----       -----

Income from continuing operations                    7.6         8.2       23.8          8.2         8.2       10.3

Income (loss) from discontinued operations,
net of tax                                           1.6         N/A        N/A          N/A         N/A         N/A
                                                   -----       -----                   -----       -----

Net income                                           9.2%        8.2%       2.5%         8.2%        8.2%      10.3%
                                                    ====       =====                   =====       =====

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1997


Revenues
         Revenues increased 10.2% to $87.1 million in fiscal year 1997 from $79.0 million in fiscal year 1996. The increase was primarily the result of an increase in volume of approximately $5.8 million, or 18.6%, in the sale of carburetors, an increase of $1.7 million, or 38.0%, in the sale of aluminum cylinder heads, and an increase of $600,000, or 34.4%, in the sale of performance aftermarket parts for Harley-Davidson motorcycles.

Cost of Sales
         Cost of sales increased 10.9% to $52.2 million in fiscal year 1997 from $47.0 million in fiscal year 1996. As a percent of revenues, cost of sales increased to 59.9% in fiscal year 1997 from 59.5% in fiscal year 1996. The increase in cost of sales was primarily due to an increase in sales which included a change in product mix toward third-party manufactured products, partially offset by improved production efficiencies associated with the introduction of high-tech machining centers used in the production of manifolds, cylinder heads and water pumps.

Selling, General and Administrative Expense
         Selling, general and administrative expenses increased 4.5% to $21.3 million in fiscal year 1997 from $20.4 million in fiscal year 1996. This increase was primarily due to increased advertising expense, sales commissions and salaries associated with increased sales. As a percent of sales, selling, general and administrative expenses decreased to 24.5% in fiscal year 1997 from 25.8% in fiscal year 1996.

Research and Development Expense
         Research and development expense increased 29.1% to $2.9 million in fiscal year 1997 from $2.2 million in fiscal year 1996. As a percent of revenue, research and development expense increased to 3.3% in fiscal year 1997 from 2.8% in fiscal year 1996, primarily as a result of increased expenditures relating to the development of performance aftermarket shock absorbers. The Company plans on continuing to expand its research and development program, but through improved efficiency, expenditures may decrease as a percent of revenue in the future.

Operating Income

     Operating income increased 15.0% to $10.8 million in fiscal year 1997 from $9.4 million in fiscal year 1996. This increase was a result of the items mentioned above.

Interest Expense
         Interest expense decreased 1.2% to $340,000 in fiscal year 1997 from $344,000 in fiscal year 1996, primarily as a result of a decrease in average debt outstanding.

Interest Income
         Interest income decreased 39.4% to $317,000 in fiscal year 1997 from $523,000 in fiscal year 1996. This decrease was the result of a decrease in the balance of invested funds raised from the Company's initial public offering.

 Other Income
         During fiscal year 1997, the Company sold a piece of property that resulted in a $274,000 pre-tax gain. Additionally, one of the partnerships in which the Company holds a 50% interest sold a portion of its real estate, which resulted in a $192,000 pretax gain.

Taxes on Income
         The provision for taxes on income increased $730,000 to $4.1 million in fiscal year 1997 from $3.3 million in fiscal year 1996. The effective tax rate increased to 36.3% in fiscal year 1997 from 34.1% in fiscal year 1996 as a result of a decrease in available capital expenditures relating to state income tax credits.

Net Income

        The Company's net income increased 10.3% to $7.1 million in fiscal 1997 from $6.5 million in fiscal 1996. This increase was primarily due to the items mentioned above.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1996

Revenues
         Revenues increased 14.9% to $79.0 million in fiscal year 1996 from $68.8 million in fiscal year 1995. The increase was primarily the result of an increase in volume of approximately $4.1 million, or 15.3%, in the sale of carburetors, an increase of $0.9 million, or 24.8%, in the sale of aluminum cylinder heads, and an increase of $900,000, or 46.4%, in the sale of exhaust systems.

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

Interest Expense
         Interest expense decreased 37.7% to $344,000 in fiscal year 1996 from $552,000 in fiscal year 1995. This decrease was primarily due to retirement of debt and a decrease in the principal amount of average debt outstanding.

Interest Income
         Interest income increased 52.0% to $523,000 in fiscal year 1996 from $344,000 in fiscal year 1995. This increase was the result of interest earned on invested proceeds from the Company's initial public offering, which occurred during the second quarter of fiscal 1995.

Other Income
         During fiscal year 1996, the Company sold a piece of equipment that resulted in a $162,000 pre-tax gain.

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

Quarterly Results
         The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 1996 and 1997. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding. The unaudited quarterly financial data presented below has not been subject to a review by BDO Seidman, LLP, Edelbrock's independent certified public accountants.

                                                  For the Fiscal Year Ended               For the Fiscal Year Ended
                                                        June 30, 1996                          June 30, 1997
                                     ------------------------------------------   ------------------------------------------
                                       First     Second      Third      Fourth     First      Second     Third      Fourth
(In thousands except per share data)  Quarter    Quarter     Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                     --------   --------    --------   --------   --------   --------   --------   ---------
Revenues                             $ 16,843   $ 18,536    $ 18,854   $ 24,799   $ 18,950   $ 20,551   $ 20,619   $ 27,000
Cost of sales                           9,916     11,060      11,316     14,751     11,506     12,450     12,474     15,733
                                     --------   --------    --------   --------   --------   --------   --------   --------

   Gross profit                         6,927      7,476       7,538     10,048      7,444      8,101      8,145     11,267
                                     --------   --------    --------   --------   --------   --------   --------   --------

Operating expenses
   Selling, general and                 4,731      4,919       4,923      5,819      4,874      5,030      5,099      6,305
administrative                            426        408         405        988        548        608        605      1,113
   Research and development
                                     --------   --------    --------   --------   --------   --------   --------   --------

          Total operating expenses      5,157      5,327       5,328      6,807      5,422      5,638      5,704      7,418
                                     --------   --------    --------   --------   --------   --------   --------   --------

Operating income                        1,770      2,149       2,210      3,241      2,022      2,463      2,441      3,849

Interest expense                          114        112         108         10         87         87         86         80
Interest income                           157        153          51        162        116        104         21         76
Other income                              192        (20)        102          -          -          4        273        192
                                     --------   --------    --------   --------   --------   --------   --------   --------

Income before taxes on income           2,005      2,170       2,255      3,393      2,051      2,484      2,649      4,037

Taxes on income                           778        787         846        935        759        919        980      1,418
                                     --------   --------    --------   --------   --------   --------   --------   --------

Net income                           $  1,227   $  1,383    $  1,409   $  2,458   $  1,292   $  1,565   $  1,669   $  2,619
                                     ========   ========    ========   ========   ========   ========   ========   ========

Primary net income per share         $   0.23   $   0.26    $   0.27   $   0.47   $   0.25   $   0.30   $   0.32   $   0.50
                                     ========   ========    ========   ========   ========   ========   ========   ========

Fully diluted net income
  per share                          $   0.23   $   0.26    $   0.27   $   0.47   $   0.25   $   0.30   $   0.32   $   0.48
                                     ========   ========    ========   ========   ========   ========   ========   ========

Primary weighted average
  number of shares outstanding          5,240      5,240       5,241      5,241      5,242      5,242      5,246      5,248
                                     ========   ========    ========   ========   ========   ========   ========   ========

Fully diluted weighted average
  number  of shares outstanding         5,240      5,240       5,241      5,241      5,242      5,242      5,246      5,428
                                     ========   ========    ========   ========   ========   ========   ========   ========


LIQUIDITY AND CAPITAL RESOURCES
         The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's $2.0 million revolving credit facility ("Revolving Credit Facility"). Due to the seasonal demand for the Company's products, the Company builds inventory during the Company's first fiscal quarter in advance of the typically stronger selling periods during the Company's second, third and fourth fiscal quarters.
         The Revolving Credit Facility consists of an unsecured line of credit agreement with one bank, which provides a total loan commitment not to exceed $2.0 million, all of which was available to the Company as of September 26, 1997. The line of credit borrowings are at the applicable bank's base rate (8.5% at June 30, 1997 ). The line of credit agreement expires in February 1998.
         Net cash provided by operating activities was $5.0 million, $4.2 million and $9.9 million in fiscal years 1995, 1996, and 1997, respectively. Because of the seasonality of the Company's business, more funds from operating activities are generated in its third and fourth fiscal quarters. During fiscal year 1997, the Company paid down $1.0 million on its long-term debt which primarily represents one principal payment on its Industrial Development Bond (see Note 3 of Notes to Consolidated Financial Statements). Under the Revolving Credit Facility, the Company is subject to certain customary restrictive financial requirements. The Company has been and is in compliance with all such financial covenants as of September 26, 1997.
         Accounts payable increased $4.0 million for fiscal year 1997 compared to fiscal year 1996 primarily as a result of an increase in payment terms from a principal supplier and costs associated with the initial production of shock absorbers. Income taxes payable increased by $431,000 primarily as a result of an increase in income before taxes.
         Accounts receivable increased $2.1 million for fiscal year 1997 compared to fiscal year 1996, while sales increased $8.1 million for fiscal year 1997 compared to fiscal year 1996. The increase in accounts receivable in fiscal year 1997 was primarily due to an increase in sales in the fourth quarter over prior year and to the timing of payments from customers in connection with the Company's dating programs.
         As a result of events which occurred subsequent to June 30, 1997, Super Shops, Inc. filed voluntary petitions for reorganization on September 19, 1997 under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court. As of September 19, 1997 Super Shops owed the Company approximately $3,182,000 for products purchased from the Company in which it retained a security interest with respect to approximately $1.1 million of inventory. The Company's ability to recover these amounts cannot be determined at this time however, the Company has decided to increase its June 30, 1997 allowance for doubtful accounts by $155,000 to $300,000 for possible loss. No assurance can be made as to the amount and timing of the Company's ultimate loss resulting from the settlement of Super Shops bankruptcy proceedings and it is reasonably possible that a further material loss could ultimately result from the outcome of this matter.
         Inventories increased $3.3 million primarily as a result of initial raw material purchases relating to the Company's introduction of performance aftermarket shock absorbers and an overall increase in inventory levels relating to increased sales.
         The Company believes that funds generated from operations and funds available under the Revolving Credit Facility will be adequate to meet its working capital, debt service and capital expenditure requirements through fiscal 1998.
         The Company's total capital expenditures were $12.2 million in fiscal year 1995, $4.3 million in fiscal year 1996 and $8.6 million in fiscal year 1997. The $8.6 million of capital expenditures for fiscal year 1997 included the purchase of computerized machining centers and costs associated with the construction of the shock absorber facility, Foundry and relocation of the Company's QwikSilver facility. The Company anticipates making capital expenditures of approximately $6.5 million in fiscal year 1998 primarily for the purchase of additional machinery and equipment for the Company's newly constructed shock absorber facility, and additional capital equipment to increase the company's production capacity.

RECENT ACCOUNTING PRONOUNCEMENTS
         In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. Early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computations.

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                 None.

PART III

Item 10.         Directors of the Company

     The information required by Item 10 will be set forth in the Proxy Statement under the caption "Directors of the Company" and is incorporated herein by reference.

Item 11.         Executive Compensation.

     The information required by Item 11 will be set forth on the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 will be set forth on the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" an is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions.

     None
                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Schedules. See Index to Financial Statements which appears on page 21 hereof.

         Other Financial Data. See Summary of Selected Financial Data, which appears in "Item 6. Selected Financial Data."

         Reports on Form 8-K.

         The Company filed no Reports on Form 8-K during the last quarter of the 1997 fiscal year.

         Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                             EDELBROCK CORPORATION

                                 EXHIBIT INDEX

    Number and                                                                                          Sequential
  Description of                                                                                           Page
     Exhibit                                                                                              Number
-------------------                                                                                  -----------------
3.(i).1                Form of Amended and Restated Certificate of Incorporation
                       of the Company (filed as Exhibit 3(i).1 to the Company's
                       Registration Statement on Form S-1 (File No. 33-83258)
                       and incorporated herein by reference)
3(ii).1                Form of Amended and Restated Bylaws of the Company (filed
                       as Exhibit 3(ii).1 to the Company's Registration
                       Statement on Form S-1 (File No. 33-83258) and
                       incorporated herein by reference)
4.1                    Specimen Common Stock Certificate (filed as Exhibit 4.1 to the
                       Company's Registration Statement on Form S-1 (File No. 33-83258) and
                       incorporated herein by reference)
4.2                    Form of Edelbrock Corp. Employee Stock Ownership Plan
                       (filed as Exhibit  4.2 to the Company's Registration Statement on Form
                       S-1 (File No. 33-83258) and incorporated herein by reference)
10.1                   Form of Indemnification Agreement entered into with officers and directors of the Company (filed as Exhibit  10.1 to the Company's
                       Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
10.2                   Mutual Agreement between Weber U.S.A.and Edelbrock  (filed as Exhibit
                       10.2 to the Company's Registration Statement on Form S-1 (File No.
                       33-83258) and incorporated herein by reference)
10.3                   Form of Employment Agreement with O. Victor Edelbrock, Jr. (filed as
                       Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File
                       No. 33-83258) and incorporated herein by reference)*
10.4                   Form of Employment Agreement with Jeffrey L. Thompson (filed as Exhibit
                       10.4 to the Company's Registration Statement on Form S-1 (File No.
                       33-83258) and incorporated herein by reference)*
10.5                   Form of Employment Agreement with Ronald L. Webb (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-83258)
                       and incorporated herein by reference)*
10.6                   Form of Benefit Plans
                       - 1994 Incentive Equity Plan
                       - 1994 Stock Option Plan for Non-Employee Directors(filed as Exhibit
                       10.7 to the Company's Registration Statement on Form S-1 (File No.
                       33-83258) and incorporated herein by reference)
10.7                   Loan Agreement between Edelbrock Corporation and City National Bank
                       (filed as Exhibit 10.8 to the Company's Registration Statement on Form
                       S-1 (File No. 33-83258) and incorporated herein by reference)
10.8                   Business Loan Agreement between Edelbrock Corporation and Bank of
                       America, NT&SA (filed as Exhibit 10.9 to the Company's Registration
                       Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

                              EDELBROCK CORPORATION

                                  EXHIBIT INDEX

     Number and                                                                                             Sequential
   Description of                                                                                              Page
      Exhibit                                                                                                 Number
---------------------                                                                                     ----------------
10.9                      Business Loan Agreement between Edelbrock Foundry Corp. and Bank of
                          America NT&SA (filed as Exhibit 10.10 to the Company's Registration
                          Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
10.10                     Industrial Development Bond Agreements (filed as Exhibit 10.11 to the
                          Company's Registration Statement on Form S-1 (File No. 33-83258) and
                          incorporated herein by reference)
10.11                     Industrial Redevelopment Bond Agreements (filed as Exhibit 10.12 to the
                          Company's Registration Statement on Form S-1 (File No. 33-83258) and
                          incorporated herein by reference)
10.12                     Amendments to Purchase Agreements dated December 2, 1994 (filed as Exhibit
                          10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended
                          March 25, 1995 and incorporated herein by reference.)
10.13                     Amendment to Purchase Agreements dated April 13, 1995. (filed as Exhibit
                          10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended
                          March 25, 1995 and incorporated herein by reference.)
10.14                     License Agreement dated February 2, 1996 between Edelbrock Corporation and
                          RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the
                          Company's Quarterly Report on Form 10-Q for the Quarter Ended December 25,
                          1995 and incorporated herein by reference).
10.15                     Warrant Agreement dated February 2, 1996 between Edelbrock Corporation and
                          RICOR Racing and Development L.P. (filed as Exhibit 10.2 to the Company's
                          Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and
                          incorporated herein by reference).
10.16                     Amendment to Business Loan Agreement between Edelbrock Corporation and
                          Bank of America, NT&SA.  (filed as Exhibit 10.22 to the Company's Annual
                          Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference).
10.17                     Second amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT & SA (filed as Exhibit 10.2 to the Company's
                          Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1997).
10.18                     Amendment No. 1 to License Agreement, dated February 21, 1997 by and between Edelbrock Corporation and RICOR Racing and Development, L.P.
                          (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
                          the Quarter Ended March 25, 1997).
11                        Calculation of Earnings per Common Share                                               42
21.1                      Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's
                          Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
23.2                      Consent of BDO Seidman, LLP                                                            43
24.1                      Powers of Attorney                                                                     44
27.1                      Financial Data Schedule                                                                52


-------------

*Management Contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

September 26, 1997                                   EDELBROCK CORPORATION


                        By:   JEFFREY L. THOMPSON
                              -------------------------------------------------
                             Jeffrey L. Thompson
                             Executive Vice President,
                             Chief Operating Officer and
                             Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                           Title                                  Date
*                                                  President, Chief Executive
---------------------------------------------
O. Victor  Edelbrock                               Officer and Chairman of the
                                                   Board (Principal Executive Officer)            September 26, 1997

JEFFREY L. THOMPSON                                Executive Vice President and
---------------------------------------------
Jeffrey L. Thompson                                Director                                       September 26, 1997

*                                                  Vice-President, Finance and Director           September 26, 1997
---------------------------------------------
Aristedes T. Feles                                 (Principal Financial Officer and
                                                   Principal Accounting Officer)

*                                                  Vice President of Advertising,                 September 26, 1997
---------------------------------------------
Cathleen Edelbrock                                 and Director


*                                                  Director                                       September 26, 1997
---------------------------------------------
E. A. Breitenbach


*
---------------------------------------------
Alexander Michalowski                              Director                                       September 26, 1997


*
---------------------------------------------
Jerry Herbst                                       Director                                       September 26, 1997


*
---------------------------------------------
Richard Wilbur                                     Director                                       September 26, 1997

JEFFREY L. THOMPSON
---------------------------------------------
*By:  Jeffrey L. Thompson
       Attorney-in-fact

                             EDELBROCK CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
Report of independent certified public accountants........................................................      22


Consolidated financial statements

         Balance sheets...................................................................................      23

         Statements of income.............................................................................      25

         Statements of shareholders' equity...............................................................      27

         Statements of cash flows ........................................................................      28

         Notes to consolidated financial statements.......................................................      30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of
Edelbrock Corporation



We have audited the accompanying consolidated balance sheets of Edelbrock Corporation as of June 30, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 1997 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edelbrock Corporation at June 30, 1997 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                BDO SEIDMAN, LLP

Los Angeles, California
August 29, 1997, except for Notes 1 and 10
which are as of September 24, 1997

                              EDELBROCK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30,
                                                                 ---------------------------
                                                                    1996            1997
                                                                 -----------     -----------
Assets

     Cash and cash equivalents                                   $ 8,771,000     $ 9,744,000
     Accounts receivable, net of allowance for doubtful
         accounts of $145,000 for 1996 and $300,000 for 1997      17,973,000      19,876,000
     Inventories (Note 2)                                          9,735,000      13,048,000
     Prepaid expenses and other                                      436,000       1,203,000
                                                                 -----------     -----------

Total current assets                                              36,915,000      43,871,000
                                                                 -----------     -----------


Property, plant and equipment (Note 3)
     Land                                                          4,658,000       4,658,000
     Buildings and improvements                                   10,070,000      12,330,000
     Machinery and equipment                                      22,201,000      26,311,000
     Office equipment                                              1,579,000       2,626,000
     Furniture and fixtures                                          722,000         821,000
     Transportation equipment                                      4,051,000       4,440,000
                                                                 -----------     -----------

                                                                  43,281,000      51,186,000
     Less accumulated depreciation and amortization               15,899,000      19,268,000
                                                                 -----------     -----------

                                                                  27,382,000      31,918,000

Real estate properties (Notes 3 and 6)                               971,000       1,282,000

Other                                                              1,162,000         797,000
                                                                 -----------     -----------

Total assets                                                     $66,430,000     $77,868,000
                                                                 ===========     ===========


          See accompanying notes to consolidated financial statements.

                                                EDELBROCK CORPORATION

                                             CONSOLIDATED BALANCE SHEETS

                                                                      June 30,
                                                              ---------------------------
                                                                 1996            1997
                                                              -----------     -----------
Liabilities and shareholders' equity

Current liabilities
     Accounts payable                                         $ 9,454,000     $13,444,000
     Accrued expenses
         Payroll and bonuses                                    1,377,000       1,487,000
         ESOP contribution (Note 5)                               568,000         568,000
         Commissions                                              493,000         515,000
         Income taxes payable                                      22,000         453,000
         Other                                                     77,000               -
     Current portion of long-term debt (Note 3)                   971,000         976,000
                                                              -----------     -----------

Total current liabilities                                      12,962,000      17,443,000

Long-term debt (Note 3)                                         3,148,000       2,178,000

Deferred income taxes (Note 4)                                  1,900,000       2,597,000
                                                              -----------     -----------

Total liabilities                                              18,010,000      22,218,000
                                                              -----------     -----------

Commitments and contingency (Notes 5, 9 and 10)

Shareholders' equity Common stock (Note 9)
         Common stock, par value $.01 per share;
              authorized 15,000,000 shares; 5,241,604 and
              5,248,440 shares issued and outstanding              52,400          52,400
     Paid-in capital                                           16,942,100      17,027,100
     Retained earnings                                         31,425,500      38,570,500
                                                              -----------     -----------


Total shareholders' equity                                     48,420,000      55,650,000
                                                              -----------     -----------

Total liabilities and shareholders' equity                    $66,430,000     $77,868,000
                                                              ===========     ===========


          See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Year Ended June 30,
                                           -------------------------------------------
                                              1995            1996            1997
                                           -----------     -----------     -----------
Revenues (Note 7)                          $68,792,000     $79,032,000     $87,120,000
Cost of sales                               40,883,000      47,043,000      52,163,000
                                           -----------     -----------     -----------

          Gross profit                      27,909,000      31,989,000      34,957,000
                                           -----------     -----------     -----------

Operating expenses
   Selling, general and administrative      17,172,000      20,392,000      21,308,000
   Research and development                  1,963,000       2,227,000       2,874,000
                                           -----------     -----------     -----------

          Total operating expenses          19,135,000      22,619,000      24,182,000
                                           -----------     -----------     -----------

Operating income                             8,774,000       9,370,000      10,775,000

Interest expense                               552,000         344,000         340,000
Interest income                                344,000         523,000         317,000
Other income                                         -         274,000         469,000
                                           -----------     -----------     -----------

Income from continuing operations
   before taxes on income                    8,566,000       9,823,000      11,221,000

Taxes on income from continuing
   operations (Note 4)                       3,336,000       3,346,000       4,076,000
                                           -----------     -----------     -----------

Income from continuing operations            5,230,000       6,477,000       7,145,000

Income from discontinued
   operations, net of tax (Note 6)           1,086,000               -               -
                                           -----------     -----------     -----------


Net income                                 $ 6,316,000     $ 6,477,000     $ 7,145,000
                                           ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             Year Ended June 30,
                                                              -------------------------------------------------------
                                                                 1995                  1996                  1997
                                                               ---------            ---------              ----------
Net income per share

Income per share from continuing
    operations                                                     $1.10                $1.24                  $1.36

Income per share from discontinued
    operations, net of tax                                           .22             -                         -
                                                               ---------            ---------              ----------

Primary net income per share                                       $1.32                $1.24                  $1.36
                                                               =========            =========              =========

Fully diluted net income per share                                 $1.32                $1.24                  $1.32
                                                               =========            =========              =========

Primary weighted average number of shares
   outstanding                                                 4,772,000            5,241,000              5,244,000
                                                               =========            =========              =========

Fully diluted weighted average number of shares
  outstanding                                                  4,772,000            5,241,000              5,424,000
                                                               =========            =========              =========





          See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Common Stock
                             ------------------------------------------------------------
                                                                      Class A
                                                            ------------------------------


                              Shares          Amount          Shares            Amount
                            ------------    -----------    --------------    -------------
Balance, July 1, 1994                  0         $-            2,400,000      $    24,000

Initial public offering,
   net of offering costs
   (Note 9)                    5,240,000          52,400      (2,400,000)         (24,000)

   Net income for year                 -               -               -                -
                             -----------     -----------     -----------      -----------

Balance, June 30, 1995         5,240,000          52,400               0                0

Net income for year                    -               -               -                -

Stock options exercised            1,604               -               -                -
                             -----------     -----------     -----------      -----------

Balance June 30, 1996          5,241,604          52,400               0                0

Net income for year

Stock options exercised            6,836               -               -                -
                             -----------     -----------     -----------      -----------

Balance June 30, 1997          5,248,440     $    52,400               0      $         0
                             ===========     ===========     ===========      ===========



                              EDELBROCK CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)


                                 Common Stock
                           -------------------------
                                    Class B
                           -------------------------
                                                                                       Total
                                                           Paid-in      Retained    Shareholders'
                              Shares        Amount         Capital      Earnings       Equity
                           -----------    -----------    -----------   -----------   -----------
Balance, July 1, 1994        1,350,000    $    13,500    $    91,000   $18,632,500   $18,761,000

Initial public offering,
   net of offering costs
   (Note 9)                 (1,350,000)       (13,500)    16,831,100             -    16,846,000

   Net income for year               -              -              -     6,316,000     6,316,000
                           -----------    -----------    -----------   -----------   -----------

Balance, June 30, 1995               0              0     16,922,100    24,948,500    41,923,000

Net income for year                  -              -              -     6,477,000     6,477,000

Stock options exercised              -              -         20,000             -        20,000
                           -----------    -----------    -----------   -----------   -----------

Balance June 30, 1996                0              0     16,942,100    31,425,500    48,420,000

Net income for year                                                      7,145,000      7,145000

Stock options exercised              -              -         85,000             -        85,000
                           -----------    -----------    -----------   -----------   -----------

Balance June 30, 1997                0    $         0    $17,027,100   $38,570,500   $55,650,000
                           ===========    ===========    ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     Year Ended June 30,
                                                         --------------------------------------------
                                                            1995             1996            1997
                                                         ------------    ------------    ------------
Cash flows from operating activities
     Net income                                          $  6,316,000    $  6,477,000    $  7,145,000
     Adjustments to reconcile net income to
         net cash provided by operating activities
         Allowance for doubtful
              accounts                                              -               -         155,000
         Depreciation and amortization of
              property, plant and equipment                 2,700,000       3,646,000       3,922,000
         Gain from sale of property,
              plant and equipment                             (13,000)       (149,000)        (24,000)
         Depreciation and amortization of
              real estate properties                          437,000          30,000          22,000
         (Gain) loss from sale of real estate
              properties                                   (2,075,000)         34,000        (274,000)
     Increase(decrease) in deferred income taxes             (205,000)       (108,000)        337,000
     Equity in net income of partnerships (Note 7)             32,000        (151,000)       (421,000)
     Increase (decrease) from changes in
         Accounts receivable                               (2,034,000)     (3,985,000)     (2,058,000)
         Inventories                                       (2,571,000)       (489,000)     (3,313,000)
         Prepaid expenses and other assets                   (132,000)         88,000        (406,000)
         Other assets                                         199,000        (367,000)        365,000
         Accounts payable                                     934,000        (314,000)      3,989,000
         Accrued expenses                                   1,436,000        (540,000)        486,000
                                                         ------------    ------------    ------------

Net cash provided by operating activities                   5,024,000       4,172,000       9,925,000
                                                         ------------    ------------    ------------

Cash flows from investing activities
     Acquisition of property, plant and equipment         (12,221,000)     (4,342,000)     (8,602,000)
     Proceeds from sale of property, plant
         and equipment                                         21,000         345,000         168,000
     Purchase of QwikSilver II, Inc.                         (314,000)              -               -
     Acquisition of real estate properties                          -          (5,000)        (57,000)
     Proceeds from sale of real estate properties, net     13,071,000               -         369,000
     Investments in partnerships                             (310,000)        (64,000)              -
     Distributions from partnerships                          221,000         143,000          50,000
                                                         ------------    ------------    ------------

Net cash provided by (used in) investing activities           468,000      (3,923,000)     (8,072,000)
                                                         ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   Year Ended June 30,
                                                      --------------------------------------------
                                                          1995            1996           1997
                                                      ------------    ------------    ------------
Cash flows from financing activities
     Net proceeds from issuance of
         common stock                                   16,846,000          20,000          85,000
     Proceeds from issuance of long-term debt                    -           8,000               -
     Principal payments on long-term debt              (12,928,000)     (1,804,000)       (965,000)
                                                      ------------    ------------    ------------

Net cash provided by (used in) financing activities      3,918,000      (1,776,000)       (880,000)
                                                      ------------    ------------    ------------

Net increase (decrease) in cash and
     cash equivalents                                    9,410,000      (1,527,000)        973,000

Cash and cash equivalents, beginning of year               888,000      10,298,000       8,771,000
                                                      ============    ============    ============
Cash and cash equivalents, end of year                $ 10,298,000    $  8,771,000    $  9,744,000
                                                      ============    ============    ============

Supplemental disclosure of cash flow information:

Cash paid during the year for:
     Interest                                         $  1,517,000    $    422,000    $    340,000
                                                      ============    ============    ============

     Income taxes                                     $  2,810,000    $  4,375,000    $  3,712,000
                                                      ============    ============    ============

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

         Property, Plant, Equipment and Depreciation

Property, plant and equipment are stated at cost. Depreciation is computed, primarily utilizing the straight-line method, over the estimated useful lives of the assets as follows:

                                                                 Estimated
                                                                Useful Life*
                                                                 (in years)
                                                                ------------
                  Buildings and improvements                      7-40
                  Machinery and equipment                          3-7
                  Office equipment                                   5
                  Furniture and fixtures                             7
                  Transportation equipment                        3-10

*The average life more closely reflects the high end of the range.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition

Revenue is recognized upon shipment of the products.

         Taxes on Income

The Company has adopted SFAS No. 109, "Accounting for Income Taxes," which uses the asset and liability method for the calculation of income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

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

The Company's business activities and accounts receivable are with customers in the automotive and motorcycle industries located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses totaling $145,000 at June 30, 1996 and $300,000 at June 30, 1997.

As a result of events which occurred subsequent to June 30, 1997, Super Shops, Inc. filed voluntary petitions for reorganization on September 19, 1997 under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court. As of September 19, 1997 Super Shops owed the Company approximately $3,182,000 for products purchased from the Company in which it retained a security interest with respect to approximately $1.1 million of inventory. The Company's ability to recover these amounts cannot be determined at this time however, the Company has decided to increase its June 30, 1997 allowance for doubtful accounts by $155,000 to $300,000 for possible loss. No assurance can be made as to the amount and timing of the Company's ultimate loss resulting from the settlement of Super Shops bankruptcy proceedings and it is reasonably possible that a further material loss could ultimately result from the outcome of this matter.

         Fair Value

The Company has cash and cash equivalents, receivables, and accounts payable for which the carrying value approximates fair value due to the short-term nature of these instruments.

The fair value of the Company's long-term debt is estimated based on the market values of financial instruments with similar terms. Management believes that the fair value of the long-term debt approximates its carrying value.

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

         Stock-based Compensation

As of July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

         Earnings Per Share Information

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from the exercise of stock options and exercise of warrants, using the treasury stock method.

The fully diluted per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants in periods in which such exercise would cause dilution. Fully diluted earnings per share also reflect additional dilution related to the exercise of stock options and warrants due to the use of the market price at the end of the period, when higher than average price for the period using the treasury stock method.

         New Accounting Pronouncements

In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. Early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computations.

         Reclassification

Certain prior period amounts have been reclassified for comparison with the 1997 presentation.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                  June 30,
                                        ----------------------------
                                           1996             1997
                                        -----------     ------------
         Raw materials                  $ 5,421,000     $ 8,005,000
         Work in process                    626,000         948,000
         Finished goods                   3,688,000       4,095,000
                                        -----------     ------------
                                        $ 9,735,000     $13,048,000
                                        ===========     ============

NOTE 3 - LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company's long-term debt consists of the following:

                                              June 30,
                                       -------------------------
                                          1996           1997
                                       ----------     ----------
Mortgage note (a)                      $2,159,000     $2,108,000
Industrial Redevelopment Bonds (b)      1,840,000        920,000
Other                                     120,000        126,000
                                       ----------     ----------

                                        4,119,000      3,154,000
Less current portion                      971,000        976,000
                                       ----------     ----------

                                        3,148,000     $2,178,000
                                       ==========     ==========

(a) Mortgage note, collateralized by a trust deed on real estate with a net book value of $3,259,000 at June 30, 1997 payable in various monthly principal and interest payments, totalling approximately $22,000, at an interest rate of 10%, due June 2001.

(b) Industrial Redevelopment Bonds, City of San Jacinto, California, issued to finance the purchase and installation of foundry equipment, collateralized by a standby letter of credit for $953,120 at June 30, 1997. The standby letter of credit is collateralized by a financing statement and security agreement on the foundry equipment. Payments are made to the trustee in annual principal installments of $920,000 on June 1 through 1998. Interest is due semiannually on June 1 and December 1 and is fixed at 7.2%.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - LONG-TERM DEBT AND REVOLVING LINE OF CREDIT  (CONTINUED)

Principal payments are due on long-term debt as follows:

                    Years Ending June 30,                 Amount
                    -------------------                   ------
                            1998                      $  976,000
                            1999                          62,000
                            2000                          69,000
                            2001                       2,047,000
                         Thereafter                          -0-
                                                     -----------
                                                     $ 3,154,000
                                                     ===========

The Company has one unsecured line of credit agreement with a bank, which provides total loan commitment not to exceed $2,000,000. All line of credit financing is at the bank's prime rate (8.5% at June 30, 1997 ). This agreement expires in February 1998. There were no borrowings on the line at June 30, 1996 and 1997. This obligation contains covenants, among other items, relating to various financial ratios. The Company was in compliance with all such covenants at June 30, 1997.

NOTE 4 - TAXES ON INCOME

The provision for taxes on income consists of the following:

                               Year Ended June 30,
                ----------------------------------------------
                    1995            1996             1997
                -----------      -----------      -----------
Current
    Federal     $ 3,141,000      $ 2,768,000      $ 3,450,000
    State           864,000          686,000          746,000
                -----------      -----------      -----------

                  4,005,000        3,454,000        4,196,000
                -----------      -----------      -----------

Deferred
    Federal          48,000         (188,000)        (546,000)
    State           (24,000)          80,000          426,000
                -----------      -----------      -----------

                     24,000         (108,000)        (120,000)
                ===========      ===========      ===========
                $ 4,029,000      $ 3,346,000      $ 4,076,000
                ===========      ===========      ===========

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TAXES ON INCOME  (CONTINUED)

The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                      Year Ended June 30,
                                                 -----------------------------
                                                   1995       1996       1997
                                                 -------    -------    -------
U.S. federal statutory tax rate                    34.0%      34.0%      34.0%
State income taxes (net of federal benefits)        5.8        6.3        6.8
State income tax credits                           (0.4)      (5.9)      (2.6)
Federal income tax credits                         (1.1)      (0.0)      (1.6)
Other                                               0.6       (0.3)      (0.3)
                                                   ----       ----       ----
Effective tax rate                                 38.9%      34.1%      36.3%
                                                   ====       ====       ====


The components of deferred taxes at June 30, 1996 and 1997 are as follows:

                                                        1996              1997
                                                     ---------          ---------
Deferred tax assets
         State income taxes                          $ 351,000          $269,000
         Uniform capitalization rule                   110,000           156,000
         Accrued vacation                              156,000           155,000
         Deferred gains                                 15,000            15,000
         Allowance for doubtful accounts                49,000           102,000
                                                     ---------          ---------
                                                     $ 681,000          $697,000
                                                     =========          =========

Deferred tax liabilities:
         Advertising accrual                        $  128,000          $    -0-
         Depreciation and amortization               1,032,000         1,243,000
         Like kind exchange                          1,207,000         1,272,000
         State tax deferred items                            0           205,000
                                                     ---------          ---------
                                                    $2,367,000        $2,720,000
                                                     =========          =========


                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS

         Royalty Agreement

In February 1996, the Company entered into a Royalty Agreement with RICOR Racing and Development L.P. ("RICOR") whereby the Company will pay RICOR a percentage of revenue derived from the sale of shock absorbers based on the following:

              Aggregate Net Sales Price                      Royalty
          -----------------------------------               --------
          Up to $4,000,000                                     8%
          From $4,000,001 to $8,000,000                        7%
          $8,000,001 and above                                 6%

Royalty expense under this agreement amounted to $12,000 during 1997. There was no expense incurred during 1996.

         Retirement Plans

An employee stock ownership plan ("ESOP") was established July 1, 1979 covering substantially all employees of Edelbrock Corporation who have attained one year of service. The minimum annual contribution is 1% of the total salaries or wages of plan participants and may be supplemented with additional amounts at the discretion of the Board of Directors. During fiscal year 1997, Edelbrock Corporation established a 401(k) defined contribution plan to enhance the existing ESOP for participating employees. The Company intends to match 50% of a certain portion of participants' contribution to this plan. The maximum annual contribution for both plans cannot exceed 25% of the total salaries or wages of the plan participants. Contributions to the ESOP amounted to $513,000 for the years ended June 30, 1995 and 1996 and $513,000 for both plans for the year ended June 30, 1997.

Edelbrock Foundry Corp. maintains a defined contribution profit sharing plan (the "Plan") covering substantially all employees who have attained one year of service. Contributions to the Plan are at the discretion of the Company's Board of Directors; however, contributions cannot exceed 15% of the total salaries or wages of the plan participants. During fiscal year 1997, Edelbrock Foundry Corp. established a 401(k) defined contribution plan to enhance the existing plan for participating employees. The Company intends to match 50% of a certain portion of participants' contribution to this plan. Contributions to the Plan amounted to $50,000 for the year ended June 30, 1995, $55,000 for the year ended June 30, 1996 and $55,000 for both plans for the year ended June 30, 1997.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS (CONTINUED)

             Employment Agreements

The Company has an employment agreement with its President and Chief Executive Officer for a term expiring on June 30, 1999. The agreement provides for a base salary of $300,000 per year, with an annual raise and bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company. Upon termination of the officer's employment during the term of the agreement for any reason other than "cause," death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to the then current annual base compensation plus an amount equal to the bonus paid the year prior to such termination.

The Company also has similar employment agreements with two other officers, each having a term expiring on June 30, 1999. Pursuant to these employment agreements, the two officers are entitled to an aggregate base salary of $415,000. Each officer is entitled to an annual bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company.

NOTE 6 - DISCONTINUED OPERATIONS

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


                                                         Year Ended
                                                       June 30, 1995
                                                         ----------
Real estate revenue                                      $2,002,000
Real estate expense                                         904,000
General and administrative expenses                         533,000
                                                         ----------
Operating income                                            565,000
Interest expense                                            861,000
Gain on sale of real estate                               2,075,000
                                                         ----------
Income before income taxes                                1,779,000
Income tax                                                  693,000
                                                         ----------

Net income                                               $1,086,000
                                                         ==========

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - MAJOR CUSTOMERS

A significant portion of the Company's revenues has been derived from three major customers. For the years ended June 30, 1995, 1996 and 1997, one customer accounted for 11.6%, 12.7% and 11.7%, respectively, of revenues, and the other customer accounted for 16.6%, 16.0% and 12.9%, respectively, of revenues. In addition, for the fiscal year ended June 30, 1997 one customer accounted for 11.4% of revenues. The loss of all, or substantial portion, of sales to these customers could have a material adverse effect on the Company's results of operations. See Note 10 of Notes to Consolidated Financial Statements.

NOTE 8 - DEPENDENCE ON KEY SUPPLIER

The Company has entered into an agreement expiring in 1999 with a key supplier that requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. The Company's minimum obligation under this agreement aggregates $55,616,000, or $13,904,000 each calendar year. These carburetors accounted for 42% of the Company's revenues for the year ended June 30, 1997. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company's results of operations, since alternative sources for obtaining the types of carburetors marketed by the Company are not readily available. The Company's inability to source supply with other manufacturers, the Company's failure to sell carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company's pricing of carburetors could have a material adverse effect on the Company.

NOTE 9 - SHAREHOLDERS' EQUITY

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

         1994 Incentive Equity Plan

The Company adopted the Edelbrock Corporation 1994 Incentive Equity Plan (the "Plan") that authorizes the granting of options to purchase shares of Common Stock, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. The maximum number of shares of Common Stock transferred, plus the number of shares of Common Stock covered by outstanding awards granted under the Plan, shall not, in the aggregate exceed 562,500. The stock options have been granted at the current quoted market price at the date of grant.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED)

The options vest 20% on October 19 of each year for a period of five years. The first 20% vested on October 19, 1995. A summary of changes in common stock options during 1996 and 1997 are as follows:

                                                    Number of        Weighted Average           Aggregate
                                                      Shares          Price Per Share             Value
                                                   -------------    --------------------    ------------------
Outstanding at July 1, 1995                             357,179           $12.51                   $4,468,309
Granted                                                 -                    -                      -
Exercised                                                 1,604            12.50                       20,050
Cancelled                                                 8,070            12.50                      100,875
                                                        -------                                    ----------
Outstanding at June 30, 1996                            347,505            12.51                    4,347,384

Granted                                                  23,000            17.52                      402,960
Exercised                                                 6,836            12.50                       85,450
Canceled                                                  9,341            12.50                      116,762
                                                        -------                                    ----------
Outstanding at June 30, 1997                            354,328            12.84                   $4,548,132
                                                        =======                                     =========
Options exercisable (vested) at June 30, 1997           131,531            12.84                   $1,688,858
                                                        =======                                     =========



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

         Stock Warrants

On February 2, 1996 the Company issued Warrants to purchase 100,000 shares of common stock at $14.75 per share to RICOR Racing and Development L.P. The Warrants were granted at the current quoted market price at the date of grant. The Warrants vest 20% on December 31 of each year for a period of five years with the first 20% vesting on December 31, 1996. The Warrants expire on February 2, 2006.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED)

             STOCK - BASED COMPENSATION

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in fiscal 1996 and fiscal 1997: dividend yield of zero percent; expected volatility of 8.1 percent; risk-free interest rate of 6 percent; and expected lives of ten years. Under the accounting provisions of FASB Statement 123, the Company's net income and income per share for 1997 and 1996 would have been reduced to the pro forma amounts indicated below:


                                                                     Year Ended June 30,
                                                            ---------------------------------------
                 Net income                                      1996                   1997
                                                            ---------------       -----------------
                       As reported                            $6,477,000             $7,145,000
                       Pro forma                              $5,955,000             $6,805,000
                 Income per share
                       As reported - primary                    $1.24                  $1.36
                       As reported - fully diluted              $1.24                  $1.32
                       Pro forma - primary                      $1.14                  $1.30
                       Pro forma - fully diluted                $1.14                  $1.25

Due to the fact that the Company's stock option programs vest over five years; the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous grants. The numbers above do not include the effect of options granted prior to 1996 that vested in 1996 and 1997.

The following table summarizes information about stock options and warrants outstanding at June 30, 1997:

                                          Options and Warrants
                                              Outstanding           Options and Warrants
                          Number            Weighted-Average             Exercisable               Number
Range of Exercise       Outstanding            Remaining              Weighted-Average          Exercisable       Weighted-Average
      Prices            at 6/30/97          Contractual Life           Exercise Price           at 6/30/97         Exercise Price
-------------------    --------------    -----------------------    ----------------------     ---------------    -----------------
      $12.50                 336,828              7.29                     $12.50                     134,731          $12.50
 $12.75 - $13.50               8,500              7.79                     $13.50                       1,700          $13.19
      $14.75                 100,000              8.58                     $14.75                      20,000          $14.75
 $16.00 - $19.50              23,000              9.49                     $17.52                       - 0 -          - 0 -
-------------------    --------------    -----------------------    ----------------------     ---------------    -----------------
 $12.50 - $19.50             468,328              7.68                     $13.24                     156,431          $12.80
===================    ==============    =======================    ======================     ===============    =================

                             EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENT AND FOURTH QUARTER ADJUSTMENT

As a result of events which occurred subsequent to June 30, 1997, Super Shops, Inc. filed voluntary petitions for reorganization on September 19, 1997 under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court. As of September 19, 1997 Super Shops owed the Company approximately $3,182,000 for products purchased from the Company in which it retained a security interest with respect to approximately $1.1 million of inventory. The Company's ability to recover these amounts cannot be determined at this time however, the Company has decided to increase its June 30, 1997 allowance for doubtful accounts by $155,000 to $300,000 for possible loss. No assurance can be made as to the amount and timing of the Company's ultimate loss resulting from the settlement of Super Shops bankruptcy proceedings and it is reasonably possible that a further material loss could ultimately result from the outcome of this matter.