Form 10-Q
period 1997-09-25
EDELBROCK CORP
filed 1997-11-06
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period
Ended September 25, 1997                         Commission File Number 34-24802
      ------------------                                                --------


                              EDELBROCK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             33-0627520
------------------------------                            ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


2700 California Street, Torrance, California                      90503
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                  (310)781-2222
              ---------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]          No [ ]


As of November 6, 1997, the Company had 5,250,412 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 1997
                                      INDEX


Part I   FINANCIAL STATEMENTS                                               Page
                                                                            ----

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as
                     of September 25, 1997 and June 30, 1997................   3

                  Consolidated Statements of Income for the Three Months
                     Ended September 25, 1997 and 1996......................   4

                  Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended September 25, 1997
                    and 1996 ...............................................   5

                  Notes to Consolidated Interim Financial Statements .......   6


         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................7-11

Part II  OTHER INFORMATION..................................................  12

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                September 25,       June 30,
                                                    1997              1997
                                                ------------      -------------
                                                 (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents ............       $ 5,513,000       $ 9,744,000
    Accounts receivable, net .............        19,982,000        19,876,000
    Inventories ..........................        14,276,000        13,048,000
    Prepaid expenses and other ...........         1,230,000         1,203,000
                                                 -----------       -----------
Total current assets .....................        41,001,000        43,871,000

Property, plant and equipment, net .......        32,830,000        31,918,000
Other ....................................         2,119,000         2,079,000
                                                 -----------       -----------
Total assets .............................       $75,950,000       $77,868,000
                                                 ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable .....................       $10,884,000       $13,444,000
    Accrued expenses .....................         2,530,000         3,023,000
    Current portion of long-term debt ....           976,000           976,000
                                                 -----------       -----------
Total current liabilities ................        14,390,000        17,443,000

Long-term debt ...........................         2,164,000         2,178,000
Deferred income taxes ....................         2,579,000         2,597,000

Shareholders' equity .....................        56,817,000        55,650,000
                                                 -----------       -----------
Total liabilities and shareholders' equity       $75,950,000       $77,868,000
                                                 ===========       ===========


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Three months ended
                                                                      September 25,
                                                             ------------- --- -------------
                                                                  1997              1996
                                                             -------------     -------------
Revenues ............................................       $20,438,000       $18,950,000
Cost of sales .......................................        12,427,000        11,506,000
                                                            -----------       -----------
    Gross profit ....................................         8,011,000         7,444,000
                                                            -----------       -----------
Operating expenses
    Selling, general and administrative .............         5,669,000         4,874,000
    Research and development ........................           567,000           548,000
                                                            -----------       -----------
    Total operating expenses ........................         6,236,000         5,422,000
                                                            -----------       -----------

Operating income ....................................         1,775,000         2,022,000

Interest expense ....................................            69,000            87,000
Interest income .....................................           109,000           116,000
                                                            -----------       -----------

Income before taxes on income .......................         1,815,000         2,051,000

Taxes on income .....................................           673,000           759,000
                                                            -----------       -----------

Net income ..........................................       $ 1,142,000       $ 1,292,000
                                                            ===========       ===========

Primary net income per share ........................       $      0.22       $      0.25
                                                            ===========       ===========

Fully diluted net income per share ..................       $      0.21       $      0.25
                                                            ===========       ===========

Primary weighted average number of shares outstanding         5,250,000         5,242,000
                                                            ===========       ===========

Fully diluted weighted average number of shares
      outstanding ...................................         5,396,000         5,242,000
                                                            ===========       ===========



The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                              Three months ended
Increase (Decrease) in Cash and Cash Equivalents                 September 25,
                                                         ------------------------------
                                                              1997              1996
                                                         --------------    -------------
Operating activities
    Net income ....................................       $ 1,142,000        $ 1,292,000
    Depreciation and amortization .................           901,000            963,000
    Gain on sale of equipment .....................            (1,000)                 -
    Net change in operating assets and liabilities         (4,455,000)          (840,000)
                                                          -----------        -----------
Net cash provided by (used in) operating activities        (2,413,000)         1,415,000
                                                          -----------        -----------

Investing activities
    Capital expenditures ..........................        (1,808,000)        (1,748,000)
    Other .........................................           (21,000)           (59,000)
                                                          -----------        -----------
Net cash used in investing activities .............        (1,829,000)        (1,807,000)
                                                          -----------        -----------

Financing activities
    Proceeds from issuance of common stock
       under stock option plan....................             25,000                  -
    Debt repayments ...............................           (14,000)           (13,000)
                                                          -----------        -----------
Net cash provided by (used in) financing actities..            11,000            (13,000)
                                                          -----------        -----------

Net decrease in cash and cash equivalents .........        (4,231,000)          (405,000)
Cash and Cash Equivalents at beginning of period ..         9,744,000          8,771,000
                                                          -----------        -----------
Cash and Cash Equivalents at end of period ........       $ 5,513,000        $ 8,366,000
                                                          ===========        ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest ......................................       $    69,000        $    87,000
                                                          ===========        ===========
    Income taxes ..................................       $   525,000        $   130,000
                                                          ===========        ===========


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at September 25, 1997 and for the three month period ended September 25, 1997, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1997 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1997 (File No. 0-24802). Certain amounts have been reclassified to conform to the September 25, 1997 presentation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three-month period ended September 25, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.


NOTE 2 - INVENTORIES

Inventories at September 25, 1997 and June 30, 1997 consisted of the following:


                              September 25,              June 30,
                              -------------             -----------
                               (Unaudited)

Raw materials..............   $ 8,628,000               $ 8,005,000
Work in process ...........       948,000                   948,000
Finished goods ............     4,700,000                 4,095,000
                              -----------               -----------
                              $14,276,000               $13,048,000
                              ===========               ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarter ended September 25, 1997. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

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

In early May 1997, the company entered the performance shock absorber aftermarket utilizing RICOR Racing and Development, L.P.'s patented "inertia sensitive system." The Company is currently producing shock absorbers for a variety of two-and four-wheel drive applications for Ford, Chevrolet and Chrysler manufactured vehicles.

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

      Manufacturing Capacity

In December 1996, the Company completed construction of a new 45,000 square-foot facility on Company owned property contiguous to its current Exhaust facility in Torrance, California. This facility is being utilized for the manufacture of performance aftermarket shock absorbers, to expand exhaust system manufacturing and to house additional corporate expansion including warehouse overflow.

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

On July 31, 1997, the Company purchased 3.29 acres of improved land on two lots for approximately $1.6 million. These properties will be utilized for future corporate expansion and are located adjacent to the Company-owned Exhaust and Shock Absorber facilities.

    Seasonality

The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters.

THREE MONTHS ENDED SEPTEMBER 25, 1997, COMPARED TO THREE MONTHS ENDED
      SEPTEMBER 25, 1996:

      Revenues

Revenues increased 7.9% to $20.4 million for the three months ended September 25, 1997 from $19.0 million for the same period of 1996. This increase was primarily the result of an increase of approximately $521,000, or 42.3%, in the sale of aluminum cylinder heads, an increase of approximately $387,000, or 6.8%, in the sale of intake manifolds and sales of approximately $272,000 of the Company's new line of Performer IASTM shock absorbers.

      Cost of Sales

Cost of sales increased 8.0% to $12.4 million for the three months ended September 25, 1997 from $11.5 million for the same period of 1996. As a percent of revenues, cost of sales increased slightly to 60.8% for the three months ended September 25, 1997 from 60.7% for the same period of 1996.

      Selling, General and Administrative Expense

Selling, general and administrative expense increased 16.3% to $5.7 million for the three months ended September 25, 1997 from $4.9 million for the same period of 1996. As a percent of sales, selling, general and administrative expense increased to 27.7% for the three months ended September 25, 1997 from 25.7% for the same period of 1996. This increase was due primarily to increased sales commissions and freight costs associated with increased sales, increases in advertising expenditures, expenditures relating to the Company's new line of Performer IASTM shock absorbers, costs associated with the Company's continuing efforts toward the implementation of the QS9000 quality standard, and expenses relating to the relocation of the QwikSilver division.


      Research and Development Expense

Research and development expense increased 3.5% to $567,000 for the three months ended September 25, 1997 from $548,000 for the same period of 1996. As a percent of sales, research and development expense decreased to 2.8% for the three months ended September 25, 1997 from 2.9% for the same period of 1996.

      Interest Expense

Interest expense decreased 20.7% to $69,000 for the three months ended September 25, 1997 from $87,000 for the same period of 1996. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

      Interest Income

Interest income decreased 6.0% to $109,000 for the three months ended September 25, 1997 from $116,000 for the same period in 1996. The decrease was primarily due to a decrease in the balance of invested funds.

      Taxes on Income

The provision for income taxes decreased to $673,000 for the three months ended September 25, 1997 from $759,000 for the 1996 period. The effective tax rate for both the 1997 and 1996 periods was approximately 37%.

      Net Income

The Company's net income for the three months ended September 25, 1997 decreased 11.6% to $1.1 million from $1.3 million for the same period of 1996. This decrease was the result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's $2.0 million revolving credit facility ("Revolving Credit Facility") which expires on February 1, 1998. Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company anticipates making capital expenditures of approximately $6.5 million in fiscal year 1998 primarily for the purchase of additional machinery and equipment for the Company's newly constructed shock absorber facility, additional capital equipment to increase the Company's production capacity and costs associated with converting the Company's hardware and software systems to an Oracle "on-line" client-server windows database operating on a Hewlett-Packard HP9000 server which is due to be implemented in the second quarter of fiscal 1998.

On September 19, 1997, the Company's second largest customer for fiscal year 1997, Super Shops, Inc. filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court. As of September 19, 1997 Super Shops owed the Company approximately $3,182,000 for products purchased from the Company in which it retained a security interest with respect to approximately $1.1 million of inventory. The Company has filed a proposed form of Stipulation and Agreement regarding adequate cash collateral with the U.S. Bankruptcy Court and as of November 6 has received approximately $533,000 of the amount owed to the Company. The Company's ability to recover the remaining owed amounts cannot be determined at this time. No assurance can be made as to the amount and timing of the Company's ultimate loss resulting from the settlement of Super Shops bankruptcy proceedings and it is reasonably possible that a further material loss could ultimately result from the outcome of this matter.

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

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

         27.1 Financial Data Schedule

      (b) There were no reports on Form 8-K filed during the three months ended September 25, 1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                EDELBROCK CORPORATION
                                                --------------------------------
                                                Registrant



Date:   November 6, 1997                        JEFFREY L. THOMPSON
                                                --------------------------------
                                                Jeffrey L. Thompson
                                                Executive Vice President,
                                                Chief Operating Officer and
                                                Director