Form 10-Q
period 1997-12-25
EDELBROCK CORP
filed 1998-02-05
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                 Commission File Number  34-24802
December 25, 1997                                                     ----------
-----------------

                              EDELBROCK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                     33-0627520
----------------------------------------             ---------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)


2700 California Street, Torrance, California                    90503
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  (310)781-2222
               Registrant's telephone number, including area code


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


As of February 4, 1998, the Company had 5,251,930 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 25, 1997
                                      INDEX



Part I   FINANCIAL STATEMENTS                                                           Page
         --------------------                                                           ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of December 25, 1997
                    and June 30, 1997...............................................      3

                  Consolidated Statements of Income for the Three Months
                     and Six Months Ended December 25, 1997 and 1996................      4

                  Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended December 25, 1997 and 1996 ........................      5

                  Notes to Consolidated Interim Financial Statements ...............      6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..........................................      7-11

Part II  OTHER INFORMATION            ..............................................      12
         -----------------

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                December 25,       June 30,
                                                    1997             1997
                                                -----------      -----------
                                                (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents ............       $3,685,000       $9,744,000
    Accounts receivable, net .............       18,880,000       19,876,000
    Inventories ..........................       13,715,000       13,048,000
    Prepaid expenses and other ...........        1,148,000        1,203,000
                                                -----------      -----------
Total current assets .....................       37,428,000       43,871,000

Property, plant and equipment, net .......       34,193,000       31,918,000
Other ....................................        1,825,000        2,079,000
                                                -----------      -----------
Total assets .............................      $73,446,000      $77,868,000
                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable .....................       $8,766,000      $13,444,000
    Accrued expenses .....................        1,773,000        3,023,000
    Current portion of long-term debt ....          979,000          976,000
                                                -----------      -----------
Total current liabilities ................       11,518,000       17,443,000

Long-term debt ...........................        2,147,000        2,178,000
Deferred income taxes ....................        2,491,000        2,597,000

Shareholders' equity .....................       57,290,000       55,650,000
                                                -----------      -----------
Total liabilities and shareholders' equity      $73,446,000      $77,868,000
                                                ===========      ===========




The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                               Three months ended             Six months ended
                                                   December 25,                  December 25,
                                           --------------------------    --------------------------
                                               1997           1996           1997           1996
                                           -----------    -----------    -----------    -----------
Revenues ..............................    $22,805,000    $20,551,000    $43,243,000    $39,501,000
Cost of sales .........................     14,181,000     12,450,000     26,608,000     23,956,000
                                           -----------    -----------    -----------    -----------
    Gross profit ......................      8,624,000      8,101,000     16,635,000     15,545,000
                                           -----------    -----------    -----------    -----------

Operating expenses
    Selling, general and administrative      5,404,000      5,030,000     11,073,000      9,904,000
    Research and development ..........        608,000        608,000      1,175,000      1,156,000
    Write-off of uncollectible
      receivable ......................      1,878,000            -0-      1,878,000            -0-
                                           -----------    -----------    -----------    -----------

    Total operating expenses ..........      7,890,000      5,638,000     14,126,000     11,060,000
                                           -----------    -----------    -----------    -----------

Operating income ......................        734,000      2,463,000      2,509,000      4,485,000

Interest expense ......................         69,000         87,000        138,000        174,000
Interest income .......................         83,000        104,000        192,000        220,000
Other income ..........................            -0-          4,000            -0-          4,000
                                           -----------    -----------    -----------    -----------

Income before taxes on income .........        748,000      2,484,000      2,563,000      4,535,000

Taxes on income .......................        275,000        919,000        948,000      1,678,000
                                           -----------    -----------    -----------    -----------

Net income ............................    $   473,000    $ 1,565,000    $ 1,615,000    $ 2,857,000
                                           ===========    ===========    ===========    ===========

Basic net income per share ............    $      0.09    $      0.30    $      0.31    $      0.55
                                           ===========    ===========    ===========    ===========
Diluted net income per share ..........    $      0.09    $      0.29    $      0.30    $      0.54
                                           ===========    ===========    ===========    ===========

Basic weighted average number
of shares outstanding .................      5,250,000      5,242,000      5,250,000      5,242,000
                                           ===========    ===========    ===========    ===========

Diluted weighted average number
of shares outstandings ................      5,389,000      5,315,000      5,398,000      5,320,000
                                           ===========    ===========    ===========    ===========



The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Six months ended
Increase (Decrease) in Cash and Cash Equivalents                 December 25,
                                                        -----------------------------
                                                            1997              1996
                                                        -----------       -----------
Operating activities
    Net income ...................................      $ 1,615,000       $ 2,857,000
    Write-off of uncollectible receivable ........        1,878,000               -0-
    Depreciation and amortization ................        1,983,000         1,935,000
    Net change in operating assets and liabilities       (7,698,000)       (6,638,000)
                                                        -----------       -----------
Net cash used in operating activities ............       (2,222,000)       (1,846,000)
                                                        -----------       -----------

Investing activities
    Capital expenditures .........................       (4,113,000)       (3,862,000)
    Other ........................................          279,000          (139,000)
                                                        -----------       -----------
Net cash used in investing activities ............       (3,834,000)       (4,001,000)
                                                        -----------       -----------

Financing activities
    Proceeds from issuance of common stock
        under stock option plan ..................           25,000               -0-
    Debt repayments ..............................          (28,000)          (25,000)
                                                        -----------       -----------
    Net cash used in financing activities ........           (3,000)          (25,000)
                                                        -----------       -----------

Net decrease in cash and cash equivalents ........       (6,059,000)       (5,872,000)
Cash and cash equivalents at beginning of period .        9,744,000         8,771,000
                                                        -----------       -----------
Cash and cash equivalents at end of period .......      $ 3,685,000       $ 2,899,000
                                                        ===========       ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest .....................................      $   139,000       $   174,000
                                                        ===========       ===========
    Income taxes .................................      $ 1,850,000       $ 1,784,000
                                                        ===========       ===========



The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at December 25, 1997 and for the three and six month periods ended December 25, 1997, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1997 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1997 (File No. 0-24802). Certain amounts have been reclassified to conform to the December 25, 1997 presentation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and six month periods ended December 25, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.


NOTE 2 - INVENTORIES

Inventories at December 25, 1997 and June 30, 1997 consisted of the following:

                                         December 25,         June 30,
                                         -----------        -----------
                                         (Unaudited)
         Raw materials ..........        $ 8,432,000        $ 8,005,000
         Work in process ........            948,000            948,000
         Finished goods .........          4,335,000          4,095,000
                                         -----------        -----------
                                         $13,715,000        $13,048,000
                                         ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and six months ended December 25, 1997. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.


      Overview

The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, Performer IAS Shock Absorbers and other performance components for most domestic V8 and selected V6 engines. The Company currently offers over 1,800 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson motorcycles.

In May 1997, the Company entered the performance shock absorber aftermarket utilizing RICOR Racing and Development, L.P.'s patented "inertia sensitive system." The Company is currently producing shock absorbers for 90 different two-and four-wheel drive applications for Ford, Chevrolet and Chrysler manufactured vehicles.

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



THREE MONTHS ENDED DECEMBER 25, 1997, COMPARED TO THREE MONTHS ENDED
      DECEMBER 25, 1996:

      Revenues

Revenues increased 11.0% to $22.8 million for the three months ended December 25, 1997 from $20.6 million for the same period of 1996. This increase was primarily the result of an increase of approximately $1.6 million, or 21.1%, in the sale of Edelbrock Performer Series carburetors; an increase of approximately $.7 million, or 61.5%, in the sale of aluminum automotive cylinder heads, and an increase of approximately $.9 million, or 16.1%, in the sale of aluminum intake manifolds.

    Cost of Sales

Cost of sales increased 13.9% to $14.2 million for the three months ended December 25, 1997 from $12.5 million for the same period of 1996. As a percent of revenues, cost of sales increased to 62.2% for the three months ended December 25, 1997 from 60.6% for the same period of 1996. This increase in cost of sales was primarily due to an increase in labor costs and depreciation expense associated with the acquisition of new manufacturing capital equipment.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 7.4% to $5.4 million for the three months ended December 25, 1997 from $5.0 million for the same period of 1996. This increase was primarily due to increased advertising expense and sales commissions associated with increased sales. As a percent of revenues, selling, general and administrative expense decreased to 23.7% for the three months ended December 25, 1997 from 24.5% for the same period of 1996.


    Research and Development Expense

Research and development expense remained relatively unchanged for the three months ended December 25, 1997 compared to the same period of 1996. As a percent of revenues, research and development expense decreased to 2.7% for the three months ended December 25, 1997 from 3.0% for the same period of 1996.


    Write-off of Uncollectible Receivable

In December 1997, the Company wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops, Inc. who filed for voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in September 1997. Super Shops is currently requesting court approval to file for voluntary liquidation under Chapter 11 of the Federal Bankruptcy Code.

    Interest Expense

Interest expense decreased 20.7% to $69,000 for the three months ended December 25, 1997 from $87,000 for the same period of 1996. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

    Interest Income

Interest income decreased 20.2% to $83,000 for the three months ended December 25, 1997 from $104,000 for the same period in 1996. The decrease was primarily due to a decrease in the balance of the Company's excess working capital investments.

    Taxes on Income

The provision for income taxes decreased to $276,000 for the three months ended December 25, 1997 from $919,000 million for the 1996 period. The effective tax rate for both periods was approximately 37%.

    Net Income

The Company's net income for the three months ended December 25, 1997 decreased 69.8% to $473,000 from $1.6 million for the same period of 1996. This decrease was primarily the result of the write-off of the uncollectible receivable as mentioned above.

SIX MONTHS ENDED DECEMBER 25, 1997, COMPARED TO SIX MONTHS ENDED
    DECEMBER 25, 1996

    Revenues

Revenues increased 9.5% to $43.2 million for the six months ended December 25, 1997 from $39.5 million for the same period of 1996. This increase was primarily the result of an increase of approximately $2.4 million, or 16.5%, in the sale of Edelbrock Performer Series carburetors, an increase of approximately $1.3 million, or 51.9%, in the sale of aluminum cylinder heads, and an increase of approximately $1.2 million, or 11.3%, in the sale of aluminum intake manifolds.

    Cost of Sales

Cost of sales increased 11.1% to $26.6 million for the six months ended December 25, 1997 from $24.0 million for the same period of 1996. As a percent of revenues, cost of sales increased to 61.5% for the six months ended December 25, 1997 from 60.6% for the same period of 1996. This increase in cost of sales was primarily due to an increase in labor costs and depreciation expense associated with the acquisition of new manufacturing capital equipment.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 11.8% to $11.1 million for the six months ended December 25, 1997 from $9.9 million for the same period of 1996. As a percent of revenues, selling, general and administrative expense increased to 25.6% for the six months ended December 25, 1997 from 25.1% for the same period of 1996. This increase was due primarily to increased sales commissions and freight costs associated with increased sales, increases in advertising expenditures, expenditures relating to the Company's new line of Performer IAS shock absorbers, costs associated with the Company's continuing efforts toward the implementation of the QS9000 quality standard, and expenses relating to the relocation of the QwikSilver division.

    Research and Development Expense

Research and development expense increased 1.6% to $1.18 million for the six months ended December 25, 1997 from $1.16 for the same period of 1996. As a percent of revenues, research and development expense decreased to 2.7% for the six months ended December 25, 1997 from 2.9% for the same period of 1996.

    Write-off of Uncollectible Receivable

In December 1997, the Company wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops, Inc. who filed for voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in September 1997. Super Shops is currently requesting court approval to file for voluntary liquidation under Chapter 11 of the Federal Bankruptcy Code.

    Interest Expense

Interest expense decreased 20.7% to $138,000 for the six months ended December 25, 1997 from $174,000 for the same period of 1996. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

    Interest Income

Interest income decreased 12.7% to $192,000 for the six months ended December 25, 1997 from $220,000 for the same period in 1996. This decrease was primarily due to a decrease in the balance of the Company's excess working capital investments.

    Taxes on Income

The provision for income taxes decreased to $948,000 for the six months ended December 25, 1997 from $1.7 million for the 1996 period. The effective tax rate for both periods was approximately 37%.

    Net Income

The Company's net income for the six months ended December 25, 1997 decreased 43.5% to $1.6 million from $2.9 million for the same period of 1996. This decrease was primarily the result of the write-off of the uncollectible receivable mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's $2.0 million revolving credit facility ("Revolving Credit Facility") which expires on February 1, 1999. Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from future operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company anticipates making capital expenditures of approximately $7.0 million in fiscal year 1998 primarily for the purchase of additional machinery and equipment for the Company's newly constructed shock absorber facility, additional capital equipment to increase the Company's production capacity and costs associated with converting the Company's hardware and software systems to an Oracle "on-line" client-server windows database operating on a Hewlett-Packard HP9000 server which was implemented in January 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      On November 18, 1997, the Company held its Annual Meeting of Shareholders in Torrance, California. At that meeting, the shareholders elected all eight directors nominated by the Board of Directors. The number of votes cast for or against for each director were as follows:

                                                   Number of Votes Cast
                                               ---------------------------
                                                  For              Against
                                               ---------           -------
      O. Victor Edelbrock                      4,618,744            17,919
      Jeffrey L. Thompson                      4,635,034             1,630
      Aristedes T. Feles                       4,634,734             1,930
      Cathleen Edelbrock                       4,635,034             1,630
      E. A. Breitenbach                        4,634,734             1,930
      Jerry Herbst                             4,634,734             1,930
      Alexander Michalowski                    4,529,534           107,130
      Richard M. Wilbur                        4,634,734             1,930

      In addition, the shareholders approved by a vote of 4,619,619 for, and 100 against, the ratification of the appointment of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ending June 30, 1998.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits

      10.1 Amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT and SA

      27.1   Financial Data Schedule

      Reports on Form 8-K

      A report on Form 8-K was filed with the Securities and Exchange Commission on December 18, 1997 under Item 5 - Other Events.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                        EDELBROCK CORPORATION
                                        ------------------------------------
                                        Registrant



Date:   February  4, 1998               JEFFREY L. THOMPSON
                                        ------------------------------------
                                        Jeffrey L. Thompson
                                        Executive Vice President,
                                        Chief Operating Officer and
                                        Director