Form 10-Q
period 1998-03-25
EDELBROCK CORP
filed 1998-05-08
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 25, 1998    Commission File Number 34-24802
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



                          Yes       X         No
                                 -------              ------


As of May 8, 1998, the Company had 5,256,616 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 25, 1998
                                      INDEX



                                                                                                            Page
                                                                                                            ----
Part I    FINANCIAL STATEMENTS

          Item 1.     Interim Financial Statements

                      Condensed Consolidated Balance Sheets as of March 25, 1998
                         and June 30, 1997............................................................        3

                      Consolidated Statements of Income for the Three Months
                          and Nine Months Ended March 25, 1998 and 1997...............................        4

                      Condensed Consolidated Statements of Cash Flows for the Nine
                        Months Ended March 25, 1998 and 1997 .........................................        5

                      Notes to Consolidated Financial Statements .....................................        6


          Item 2.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations  .......................................................      7-11

Part II   OTHER INFORMATION                    .......................................................        12
          -----------------

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 25,         June 30,
                                                                            1998              1997
                                                                        -----------       -----------
                                                                        (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents.......................................    $6,986,000        $9,744,000
     Accounts receivable, net .......................................    20,252,000        19,876,000
     Inventories ....................................................    15,868,000        13,048,000
     Prepaid expenses and other......................................       960,000         1,203,000
                                                                        -----------       -----------
Total current assets.................................................    44,066,000        43,871,000

Property, plant and equipment, net...................................    35,114,000        31,918,000
Other ...............................................................     1,612,000         2,079,000
                                                                        -----------       -----------
Total assets  .......................................................   $80,792,000       $77,868,000
                                                                        ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable................................................   $13,740,000       $13,444,000
     Accrued expenses ...............................................     2,381,000         3,023,000
     Current portion of long-term debt  .............................       979,000           976,000
                                                                        -----------       -----------
Total current liabilities............................................    17,100,000        17,443,000

Long-term debt.......................................................     2,134,000         2,178,000
Deferred income taxes ...............................................     2,375,000         2,597,000

Shareholders' equity ................................................    59,183,000        55,650,000
                                                                        -----------       -----------
Total liabilities and shareholders' equity ..........................   $80,792,000       $77,868,000
                                                                        ===========       ===========




The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three months ended                  Nine months ended
                                                               March 25,                          March 25,
                                                      ----------------------------      ----------------------------
                                                          1998             1997             1998             1997
                                                      -----------      -----------      -----------      -----------
Revenues........................................      $22,837,000      $20,619,000      $66,080,000      $60,120,000
Cost of sales...................................       13,697,000       12,474,000       40,305,000       36,430,000
                                                      -----------      -----------      -----------      -----------
     Gross profit...............................        9,140,000        8,145,000       25,775,000       23,690,000
                                                      -----------      -----------      -----------      -----------

Operating expenses
     Selling, general and administrative........        5,699,000        5,099,000       16,771,000       15,003,000
     Research and development...................          590,000          605,000        1,765,000        1,761,000
     Write-off of uncollectible receivable......              -0-              -0-        1,878,000              -0-
                                                      -----------      -----------      -----------      -----------


     Total operating expenses..................         6,289,000        5,704,000       20,414,000       16,764,000
                                                      -----------      -----------      -----------      -----------

Operating income................................        2,851,000        2,441,000        5,361,000        6,926,000

Interest expense................................           68,000           86,000          206,000          260,000
Interest income.................................           29,000           21,000          221,000          241,000
Other income....................................              -0-          273,000              -0-          277,000
                                                      -----------      -----------      -----------      -----------

Income before taxes on income...................        2,812,000        2,649,000        5,376,000        7,184,000

Taxes on income.................................        1,040,000          980,000        1,989,000        2,658,000
                                                      -----------      -----------      -----------      -----------


Net income .....................................       $1,772,000       $1,669,000       $3,387,000       $4,526,000
                                                      ===========      ===========      ===========      ===========

Basic net income per share .....................            $0.34            $0.32            $0.65            $0.86
                                                      ===========      ===========      ===========      ===========
Diluted net income per share ...................            $0.33            $0.31            $0.63            $0.85
                                                      ===========      ===========      ===========      ===========

Basic weighted average number
of shares outstanding ..........................        5,253,000        5,246,000        5,251,000        5,243,000
                                                      ===========      ===========      ===========      ===========

Diluted weighted average number
of shares outstanding ..........................        5,398,000        5,323,000        5,398,000        5,311,000
                                                      ===========      ===========      ===========      ===========


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Nine months ended
Increase (Decrease) in Cash and Cash Equivalents                                 March 25,
                                                                        ---------------------------
                                                                           1998             1997
                                                                        ----------       ----------
Operating activities
     Net income .....................................................   $3,387,000       $4,526,000
     Write-off of uncollectible receivable ..........................    1,878,000              -0-
     Depreciation and amortization...................................    3,130,000        2,888,000
     Net change in operating assets and liabilities..................   (5,503,000)      (7,049,000)
                                                                        ----------       ----------
Net cash provided by operating activities ...........................    2,892,000          365,000
                                                                        ----------       ----------

Investing activities
     Capital expenditures............................................   (6,111,000)      (6,022,000)
     Other ..........................................................      357,000          222,000
                                                                        ----------       ----------
Net cash used in investing activities ...............................   (5,754,000)      (5,800,000)
                                                                        ----------       ----------

Financing activities
     Proceeds from issuance of common stock
         under stock option plan ....................................      146,000           78,000
     Debt repayments ................................................      (42,000)         (37,000)
                                                                        ----------       ----------
     Net cash provided by financing activities ......................      104,000           41,000
                                                                        ----------       ----------

Net decrease in cash and cash equivalents ...........................   (2,758,000)      (5,394,000)
Cash and cash equivalents at beginning of period.....................    9,744,000        8,771,000
                                                                        ==========       ==========
Cash and cash equivalents at end of period ..........................   $6,986,000       $3,377,000
                                                                        ==========       ==========

Supplemental disclosure of cash flow information
  Cash paid during the period for
     Interest........................................................     $206,000         $260,000
                                                                        ==========       ==========
     Income taxes....................................................   $1,869,000       $2,611,000
                                                                        ==========       ==========




The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at March 25, 1998 and for the three and nine month periods ended March 25, 1998, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1997 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1997 (File No. 0-24802). Certain amounts have been reclassified to conform to the March 25, 1998 presentation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for a complete presentation, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and nine month periods ended March 25, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.


NOTE 2 - INVENTORIES

Inventories at March 25, 1998 and June 30, 1997 consisted of the following:

                                                            March 25,           June 30,
                                                           -----------        -----------
                                                           (Unaudited)
          Raw materials ................................   $10,394,000         $8,005,000
          Work in process ..............................     1,646,000            948,000
          Finished goods ...............................     3,828,000          4,095,000
                                                           ===========        ===========
                                                           $15,868,000        $13,048,000
                                                           ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended March 25, 1998. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.


       Overview

The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, Performer IAS Shock Absorbers and other performance components for most domestic V8 and selected V6 engines. The Company currently offers over 1,800 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and offroad motorcycles.

In May 1997, the Company entered the performance shock absorber aftermarket utilizing RICOR Racing and Development, L.P.'s patented "inertia sensitive system." The Company is currently producing shock absorbers for approximately 100 different two-and four-wheel drive applications for Ford, Chevrolet, Chrysler and various foreign manufactured vehicles.

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

On July 1997, the Company also purchased 3.29 acres of improved land on two lots for approximately $1.6 million. These properties will be utilized for future corporate expansion and are located adjacent to the Company-owned Exhaust and Shock Absorber facilities.

       Seasonality

The Company's sales are subject to seasonal variations. Customer orders and sales are typically greatest in the third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters. This seasonality typically results in reduced earnings for the Company's first and second fiscal quarters because a significant portion of operating expenses are fixed throughout the fiscal year.



THREE MONTHS ENDED MARCH 25, 1998, COMPARED TO THREE MONTHS ENDED
       MARCH 25, 1997:

       Revenues

Revenues increased 10.8% to $22.8 million for the three months ended March 25, 1998 from $20.6 million for the same period of 1997. This increase was primarily the result of an increase of approximately $.5 million, or 6.6%, in the sale of Edelbrock Performer Series carburetors; an increase of approximately $.3 million, or 21.6%, in the sale of aluminum automotive cylinder heads, and an increase of approximately $.8 million, or 13.1%, in the sale of aluminum automotive intake manifolds.

     Cost of Sales

Cost of sales increased 9.8% to $13.7 million for the three months ended March 25, 1998 from $12.5 million for the same period of 1997. As a percent of revenues, cost of sales decreased to 60.0% for the three months ended March 25, 1998 from 60.5% for the same period of 1997. This decrease in cost of sales was primarily due to an increase in sales of company manufactured product for which the company achieves a higher margin.


     Selling, General and Administrative Expense

Selling, general and administrative expense increased 11.8% to $5.7 million for the three months ended March 25, 1998 from $5.1 million for the same period of 1997. This increase was primarily due to increased advertising expense and sales commissions associated with increased sales and costs associated with the installation of a new Oracle database system and the company-wide implementation of the QS 9000 quality standard. As a percent of revenues, selling, general and administrative expense increased to 25.0% for the three months ended March 25, 1998 from 24.7% for the same period of 1997.


     Research and Development Expense

Research and development expense decreased 2.5% to $590,000 for the three months ended March 25, 1998 from $605,000 to the same period of 1997. As a percent of revenues, research and development expense decreased to 2.6% for the three months ended March 25, 1998 from 2.9% for the same period of 1997.

     Interest Expense

Interest expense decreased 20.9% to $68,000 for the three months ended March 25, 1998 from $86,000 for the same period of 1997. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

     Interest Income

Interest income increased to $29,000 for the three months ended March 25, 1998 compared to $21,000 in the same period for 1997.

     Taxes on Income

The provision for income taxes increased to $1.0 million for the three months ended March 25, 1998 from $980,000 for the 1997 period. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company's net income for the three months ended March 25, 1998 increased 6.2% to $1.8 million from $1.7 million for the same period of 1997. This increase was primarily the result of the items mentioned above.

NINE MONTHS ENDED MARCH 25, 1998, COMPARED TO NINE MONTHS ENDED
     MARCH 25, 1997

     Revenues

Revenues increased 9.9% to $66.1 million for the nine months ended March 25, 1998 from $60.1 million for the same period of 1997. This increase was primarily the result of an increase of approximately $.3 million, or 18.2%, in the sale of exhaust system components, an increase of approximately $1.6 million, or 40.7%, in the sale of aluminum automotive cylinder heads, and an increase of approximately $2.0 million, or 12.0%, in the sale of aluminum automotive intake manifolds.

     Cost of Sales

Cost of sales increased 10.6% to $40.3 million for the nine months ended March 25, 1998 from $36.4 million for the same period of 1997. As a percent of revenues, cost of sales increased to 61.0% for the nine months ended March 25, 1998 from 60.6% for the same period of 1997. This increase in cost of sales was primarily due to an increase in labor costs and depreciation expense associated with the acquisition of new manufacturing capital equipment.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 11.8% to $16.8 million for the nine months ended March 25, 1998 from $15.0 million for the same period of 1997. As a percent of revenues, selling, general and administrative expense increased to 25.4% for the nine months ended March 25, 1998 from 25.0% for the same period of 1997. This increase was due primarily to increased sales commissions and freight costs associated with increased sales, increases in advertising expenditures, expenditures relating to the Company's new line of Performer IAS shock absorbers, costs associated with the Company's continuing efforts toward the implementation of the QS9000 quality standard, expenses relating to the relocation of the QwikSilver division.

     Research and Development Expense

Research and development expense increased slightly to $1.8 million for the nine months ended March 25, 1998 compared to the same period of 1997. As a percent of revenues, research and development expense decreased to 2.7% for the nine months ended March 25, 1998 from 2.9% for the same period of 1997.

     Write-off of Uncollectible Receivable

In December 1997, the Company wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops, Inc. who filed for voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in September 1997 and further obtained court approval in February 1998 to begin a "going out of business sale" under Chapter 11 of the Federal Bankruptcy Code.


     Interest Expense

Interest expense decreased 20.8% to $206,000 for the nine months ended March 25, 1998 from $260,000 for the same period of 1997. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.


     Interest Income

Interest income decreased 8.3 % to $221,000 for the nine months ended March 25, 1998 from $241,000 for the same period in 1997. This decrease was primarily due to a decrease in the balance of the Company's excess working capital investments.

     Taxes on Income

The provision for income taxes decreased to $2.0 million for the nine months ended March 25, 1998 from $2.7 million for the 1997 period. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company's net income for the nine months ended March 25, 1998 decreased 25.2% to $3.4 million from $4.5 million for the same period of 1997. This decrease was primarily the result of the write-off of the uncollectible receivable mentioned above.

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

The Company believes that funds generated from future operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company anticipates making capital expenditures of approximately $7.5 million in fiscal year 1998 primarily for the purchase of additional machinery and equipment for the Company's newly constructed shock absorber facility, additional capital equipment to increase the Company's production capacity and costs associated with converting the Company's hardware and software systems to an Oracle "on-line" client-server database operating on a Hewlett-Packard HP9000 server which was implemented in January 1998.

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

       27.1Financial Data Schedule

       Reports on Form 8-K

       None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                               EDELBROCK CORPORATION
                                               ---------------------------
                                               Registrant



Date:    May 8, 1998                           JEFFREY L. THOMPSON
                                               ---------------------------
                                               Jeffrey L. Thompson
                                               Executive Vice President,
                                               Chief Operating Officer and
                                               Director