Form 10-K405
period 1998-06-30
EDELBROCK CORP
filed 1998-09-28
CIK 929037

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________to__________

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

                                Yes  X     No
                                   ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part II of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of September 25, 1998, was approximately $72,520,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ Stock Market).

On September 25, 1998, 5,250,316 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----
                                                            PART I
Item 1.                    Business...........................................................................       3

Item 2.                    Properties.........................................................................       5

Item 3.                    Legal Proceedings..................................................................       5

Item 4.                    Submission of Matters To a Vote of Security Holders................................       5

Additional Item:           Executive Officers of the Company..................................................       6

                                                             PART II

Item 5.                    Market for the Company's Common Stock and Related
                           Shareholder Matters................................................................       7

Item 6.                    Selected Consolidated Financial Data...............................................       8

Item 7.                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................................................       10

Item 7A.                   Quantitative and Qualitative Disclosure About Market Risk..........................       16

Item 8.                    Financial Statements and Supplementary Data........................................       16

Item 9.                    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure................................................       17

                                                            PART III

Item 10.                   Directors of the Company...........................................................       17

Item 11.                   Executive Compensation.............................................................       17

Item 12.                   Security Ownership of Certain Beneficial
                           Owners and Management..............................................................       17

Item 13.                   Certain Relationships and Related Transactions.....................................       17

                                                             PART IV

Item 14.                   Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K................................................................       17
Signatures                 ...................................................................................       20

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

         In May 1997, the Company entered the performance shock absorber market for a range of all aftermarket applications with certain restrictions utilizing RICOR Racing and Development, L.P.'s ("RICOR") patented "inertia sensitive system." In connection therewith, the Company has entered into a royalty agreement with RICOR and issued warrants to purchase common stock of the Company. See Notes 5 and 8 of Notes to Consolidated Financial Statements.

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

          -    Expand Presence in Chain Stores.

          -    Introduce New Products.

          -    Expand Production Capacity.

          - Reduce Manufacturing Costs through Vertical Integration and Automation.

HISTORY
         The Company was founded in 1938 in Los Angeles by O. Victor Edelbrock, Sr. Mr. Edelbrock utilized his experience as a mechanic and a winning car racer to design and produce manifolds and cylinder heads. Upon his father's death in 1962, O. Victor Edelbrock, Jr., also a racing enthusiast who began designing manifolds in the 1960's, assumed his father's position as Chief Executive Officer of the Company. In 1967, the Company moved its operations to El Segundo, California. The Company continued designing and marketing new generations of manifolds throughout the 1960's and 1970's. In the 1980's, the Company expanded it product line to include camshaft kits, valve train parts, exhaust systems and other performance components thus developing the "Total Power Package" line. In 1987, the Company moved to its present location in Torrance, California and in 1990 built its own sand-cast aluminum foundry in San Jacinto, California. In the 1990's, the Company has continued to expand its product lines to include carburetors, aluminum cylinder heads, aluminum water pumps, fuel-injected manifolds and aftermarket performance parts for Harley-Davidson motorcycles. In 1995, the Company completed the construction of a 37,000 square foot building in Torrance, California to house its exhaust products division and a 15,000 square foot facility to expand the Company's Foundry warehouse space in San Jacinto, California. In late 1996, the Company completed construction of a 45,000 square foot facility adjacent to its existing exhaust facility which is being utilized primarily for the manufacture of shock absorbers, as well as to accommodate additional corporate expansion including warehouse overflow. In May 1997, the Company began production on a new line of performance aftermarket shock absorbers.

         In July 1997, the Company completed construction of a 12,000 and 15,000 square foot facility on Company owned property at its Foundry location in San Jacinto, California. The 12,000 square foot facility is being utilized for additional Foundry warehouse space and the 15,000 houses the Company's "QwikSilver" motorcycle parts division, which was relocated from Apple Valley, California.

         In September 1998, the Company announced its intent to construct a 65,000 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility in Torrance, California. The Company expects this facility to be fully operational in July 1999.

RESEARCH AND DEVELOPMENT

         The Company seeks to develop new products to respond to consumer demand, to increase performance characteristics of existing product lines and to enter into new product lines. For the fiscal year ended June 30, 1996, 1997 and 1998 research and development expenditures totalled $2,227,000, $2,874,000 and $2,972,000, respectively.

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

         The Company's present lines include, among other items, intake manifolds, which accounted for 32%, 29% and 29% of the Company's revenues for fiscal years 1996, 1997 and 1998, respectively and carburetors, which accounted for 39%, 42% and 40% of the Company's revenue for fiscal years 1996, 1997 and 1998, respectively. See "Item 6. Selected Consolidated Financial Data" for the Company's revenue, operating income and total assets for each of the last three years.

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

         One customer, Auto Sales, Inc., accounted for 16.0% of the Company's revenues for fiscal year 1998. For fiscal year 1997 three customers, Auto Sales, Inc., Super Shops, Inc., and Auto Zone accounted for 12.9%, 11.7% and 11.4%, respectively, of the Company's revenues. For fiscal year 1996, two customers, Auto Sales, Inc. and Super Shops, Inc. accoumted for 16.0% and 12.7% respectively, of the Company's revenues. See Note 6 of Notes to Consolidated Financial Statements of the Company.

MANUFACTURING
         The Company conducts manufacturing operations in its Torrance, California facilities and its aluminum foundry in San Jacinto, California. The Company manufactures products such as manifolds, cylinder heads, water pumps, shock absorbers and exhaust systems. Approximately 55% of the Company's revenues for fiscal year 1998 were attributable to products which were manufactured by third-party suppliers. Magneti Marelli, U.S.A., Inc. pursuant to an agreement with the Company, supplied the Company with all of the carburetors which it marketed in fiscal year 1998, representing approximately 40% of the Company's revenue for that fiscal year. The agreement extends through 1999 and is renewable at the option of the parties. See Note 7 of Notes to Consolidated Financial Statements.

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

TRADEMARKS AND PATENTS
         The Company owns over 40 trademarks and patents used in connection with the marketing of the Company's products, including Edelbrock(R), Torker(R), Torker II(R), Tunnel Ram(R), Signature Series(R), Performer Series(R), QwikSilver II(R), Performer IAS(R) and Edelbrock Total Power Package(R). The Company believes that its trademarks and patents and the associated recognition, reputation and customer loyalty contribute to the success of the Company's business operations. The Company possesses a number of United States and international patents, including three United States patents relating to the Company's manifolds, all of which also contribute to the success of the Company's operations. The Company's patents expire between 1998 and 2013.

EMPLOYEES
         As of June 30, 1998 the Company employed 563 persons in the operation of its business. The Company believes that its ability to attract and retain qualified management personnel and skilled production technicians and marketing employees will be a key determinant of the Company's continued success. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good.


Item 2.          Properties
         The Company owns its headquarters and manufacturing facilities located in buildings of approximately 142,000, 45,000 and 37,000 square feet, respectively, in Torrance, California, and three buildings for its Foundry operations located in approximately 73,000, 15,000, and 12,000 square feet as well as a 15,000 square foot facility for its Qwiksilver division in San Jacinto, California. The 73,000 square foot facility and related land are subject to a deed of trust which secures certain indebtedness incurred in connection with the construction of the facility. See Note 3 of Notes to Consolidated Financial Statements.

         In December 1996, the Company completed construction of a new 45,000 square foot facility on Company owned property contiguous to its current exhaust facility in Torrance, California. This facility is being utilized primarily for the manufacture of performance aftermarket shock absorbers and to house additional corporate expansion including warehouse overflow.

         In July 1997, the Company completed construction of 12,000 and 15,000 square foot facilities on Company owned property at its Foundry location in San Jacinto, California. The 12,000 square foot facility is being utilized for additional Foundry warehouse space and the 15,000 square foot facility houses the Company's QwikSilver division, which was relocated from Apple Valley, California.

         In September 1998, the Company announced its intent to construct a 65,000 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility. The Company expects this facility to be fully operational in July 1999.

     The Company believes that its existing facilities and those planned for the current fiscal year are adequate to meet its current requirements.

Item 3.           Legal Proceedings

         There is no material legal proceeding to which the Company is a party or to which any of its properties are subject.

Item 4.          Submission of Matters to a Vote of Security Holders.

         No matter was submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of shareholders.

Executive Officers of the Company

EXECUTIVE OFFICERS
     The following sets forth the name, age and business experience of the executive officers of the Company as of June 30, 1998:


NAME                                            AGE                         POSITION
----                                            ---                         --------
O. Victor Edelbrock...........................  61        Chairman, President and Chief Executive Officer
Jeffrey L. Thompson...........................  45        Executive Vice-President, Chief Operating Officer and Director
Aristedes T. Feles............................  30        Vice-President of Finance and Director
Adrian Murray.................................  43        Vice-President of Sales
Wayne P. Murray...............................  46        Vice-President of Manufacturing
Jack B. Mayberry..............................  51        Vice-President of Research & Development
Cathleen Edelbrock-Ford.......................  38        Vice-President of Advertising, Secretary and Director
Nancy Edelbrock...............................  61        Treasurer
Ronald L. Webb................................  64        Executive Vice-President of Edelbrock Foundry Corp.


     O. Victor Edelbrock has been Chairman, President and Chief Executive Officer of the Company since 1962. Mr. Edelbrock is the husband of Nancy Edelbrock and the father of Cathleen Edelbrock-Ford.

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

     Cathleen Edelbrock-Ford has been Vice-President of Advertising for the Company since 1993. Prior to 1993, Ms. Edelbrock-Ford was Director of Advertising (since 1987), and has served in various other capacities with the Company (since 1978). Ms. Edelbrock-Ford is a director of the Company. Ms. Edelbrock-Ford is the daughter of O.Victor Edelbrock Jr., and Nancy Edelbrock.

     Nancy Edelbrock has been Treasurer of the Company since 1968 and has been involved in all facets of the business since 1962. Mrs. Edelbrock is the wife of O.Victor Edelbrock Jr. and the mother of Cathleen Edelbrock-Ford.

     Ronald L. Webb has been Executive Vice-President of Edelbrock Foundry Corp. since 1989. Prior to 1989, Mr. Webb served as Vice-President, Operations and in various other capacities for Buddy Bar Castings (since 1958).

PART II

Item 5.          Market for Company's Common Stock and Related Shareholder
                 Matters.

         The Company's Common Stock is traded over-the-counter on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Stock Market under the symbol EDEL. The following table sets forth the range of high and low closing sales prices, as reported on the NASDAQ Stock Market for fiscal years 1997 and 1998. On September 25, 1998 the Company had 99 holders of record of its Common Stock and 5,250,316 shares outstanding and a closing price of $13.8125.


                                         Price Range of Common Stock
                                       ------------------------------
Year Ended June 30, 1997                 High                  Low
                                       ---------            ---------
First Quarter                          $   17.75            $   15.25
Second Quarter                         $   17.25            $   14.75
Third Quarter                          $   20.75            $   15.25
Fourth Quarter                         $   22.25            $   17.25


Year Ended June 30, 1998                 High                  Low
                                       ---------            ---------
First Quarter                          $   22.50            $   17.38
Second Quarter                         $   22.13            $   15.50
Third Quarter                          $   20.25            $   16.00
Fourth Quarter                         $   19.50            $   16.50

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

Item 6.          Selected Consolidated Financial Data.

         The following Selected Consolidated Financial Data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1998 and 1997 and the Income Statement Data and the Other Data for each of the three fiscal years in the period ended June 30, 1998 have been derived from the audited Consolidated Financial Statements of the Company, which were audited by BDO Seidman, LLP as indicated in their report included elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1996, 1995 and 1994 and the Income Statement Data and the Other Data for each of the two fiscal years in the period ended June 30, 1995 have been derived from audited financial statements not included herein.


INCOME STATEMENT DATA:                        1994                1995            1996             1997             1998
                                           ------------      ------------     ------------     ------------     ------------
Revenues                                   $ 53,509,000      $ 68,792,000     $ 79,032,000     $ 87,120,000     $ 95,504,000
Cost of sales                                31,012,000        40,883,000       47,043,000       52,163,000       57,410,000
                                           ------------      ------------     ------------     ------------     ------------

         Gross profit                        22,497,000        27,909,000       31,989,000       34,957,000       38,094,000
                                           ------------      ------------     ------------     ------------     ------------

Operating expenses
   Selling, general and administrative       15,203,000        17,172,000       20,392,000       21,308,000       24,281,000
   Research and development                   1,862,000         1,963,000        2,227,000        2,874,000        2,972,000
   Provision for uncollectible
     receivable                                      --                --               --               --        1,878,000
                                           ------------      ------------     ------------     ------------     ------------

          Total operating expenses           17,065,000        19,135,000       22,619,000       24,182,000       29,131,000
                                           ------------      ------------     ------------     ------------     ------------

Operating income                              5,432,000         8,774,000        9,370,000       10,775,000        8,963,000

Interest expense                                672,000           552,000          344,000          340,000          269,000
Interest income                                      --           344,000          523,000          317,000          410,000
Other income                                         --                --          274,000          469,000               --
                                           ------------      ------------     ------------     ------------     ------------

Income from continuing operations
   before taxes on income and
   cumulative  effect of change in
   accounting principle                       4,760,000         8,566,000        9,823,000       11,221,000        9,104,000

Taxes on income from continuing
   operations                                 1,740,000         3,336,000        3,346,000        4,076,000        3,304,000
                                           ------------      ------------     ------------     ------------     ------------

Income from continuing operations
   before cumulative effect of change
   in accounting principle                    3,020,000         5,230,000        6,477,000        7,145,000        5,800,000

Income (loss) from discontinued
   operations, net of tax (1)                   (62,000)        1,086,000               --               --               --
                                           ------------      ------------     ------------     ------------     ------------

Income before cumulative effect of
   change in accounting principle             2,958,000         6,316,000        6,477,000        7,145,000        5,800,000

Cumulative effect on prior years
   of change in accounting for
   taxes on income (2)                          201,000                --               --               --               --
                                           ------------      ------------     ------------     ------------     ------------

Net income                                 $  3,159,000      $  6,316,000     $  6,477,000     $  7,145,000     $  5,800,000
                                           ============      ============     ============     ============     ============

                                                                               Year Ended June 30,
                                                -----------------------------------------------------------------------------------
PER SHARE DATA:                                      1994               1995            1996             1997              1998
                                                --------------    --------------   --------------   --------------   --------------
Income per share before change
   in accounting principle and
   discontinued operations                      $         0.81    $         1.10   $         1.24   $         1.36   $         1.10
Income (loss) per share from
   discontinued operations,
   net of tax                                            (0.02)             0.22               --               --               --
Basic net income per share (3)                  $         0.84    $         1.32   $         1.24   $         1.36   $         1.10
Diluted net income per share (3)                $         0.84    $         1.32   $         1.22   $         1.34   $         1.08
Basic weighted average shares outstanding (3)        3,750,000         4,772,000        5,241,000        5,244,000        5,252,000
Diluted weighted average
  shares outstanding (3)                             3,750,000         4,799,000        5,311,000        5,352,000        5,388,000


OTHER DATA:
Capital expenditures                            $    2,396,000    $   12,221,000   $    4,342,000   $    8,602,000   $    8,077,000
Dividends                                                   --                --               --               --               --



                                                          June 30,
                                   -------------------------------------------------------
BALANCE SHEET DATA:
(In thousands)                      1994         1995       1996         1997       1998
                                   -------     -------     -------     -------     -------
Working capital                    $ 7,772     $20,033     $23,953     $26,428     $29,260
Total assets                        50,272      62,771      66,430      77,868      84,975
Total long-term debt                17,278       4,657       3,148       2,178       2,123
Shareholders' equity                18,761      41,923      48,420      55,650      61,731


(1) On May 1, 1995, the Company disposed of substantially all of its real estate operations. See Management's Discussion and Analysis of Financial Condition and Results of Operation for further information regarding the Company's real estate operations.

(2) On July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

(3) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the fiscal year ended June 30, 1998. All historical earnings per share data have been restated to conform to this presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1996, 1997 and 1998. The following should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

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

Product Mix
         The Company manufactures its own products and purchases other products designed to the Company's specifications from third-party manufacturers for subsequent packaging and distribution to the Company's customers. Generally, the Company can achieve a higher margin on those products, which it manufactures as compared to those purchased from third-party manufacturers. Accordingly, the Company's results of operations in any given period are affected by product mix. For example, in recent years, the Company has experienced significant growth in the sale of carburetors, which it has purchased pursuant to a long-term contract with a third-party manufacturer.

Product Concentration
         Historically, the Company has derived a substantial portion of its revenues from the sale of intake manifolds and carburetors. For the fiscal years ended June 30, 1996, 1997, and 1998 approximately 32%, 29%, and 29% of revenues were derived from the sales of intake manifolds and 39%, 42%, and 40% from the sales of carburetors, respectively.

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

         In July 1997, the Company completed construction of 12,000 and 15,000 square foot facilities on Company owned property at its Foundry location in San Jacinto, California. The 12,000 square foot facility is being utilized for additional Foundry warehouse space and the 15,000 square foot facility houses the Company's QwikSilver division, which was relocated from Apple Valley, California.

         In September 1998, the Company announced its intent to construct a 65,000 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility in Torrance, California. The Company expects this facility to be fully operational in July 1999.

Seasonality
         The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters. This seasonality typically results in reduced earnings for the Company's first and second fiscal quarters because a significant portion of operating expenses is fixed throughout the fiscal year.

RESULTS OF OPERATIONS
         The following table sets forth, for the periods indicated, the percentage of revenues of certain items in the Company's consolidated statements of income and the percentage change in each item from the prior period.


                                                  Percentage of                           Percentage of
                                                Revenues for Year                      Revenues for Year
                                                 Ended June 30,       Year Ended         Ended June 30,      Year Ended
                                              ------------------     June 30, 1997    ------------------     June 30, 1998
                                                                      As Compared                            As Compared
                                                                        To Year                                 To Year
                                                                         Ended                                   Ended
                                               1996        1997     June 30, 1996      1997         1998     June 30, 1997
                                              -----        -----    -------------     -----        -----     -------------
Revenues                                      100.0%       100.0%        10.2%        100.0%       100.0%         9.6%
Cost of sales                                  59.5         59.9         10.9          59.9         60.1         10.1
                                              -----        -----                      -----        -----

    Gross profit                               40.5         40.1          9.3          40.1         39.9          9.0
                                              -----        -----                      -----        -----

Operating expenses
   Selling, general and administrative         25.8         24.5          4.5          24.5         25.4         14.0
   Research and development                     2.8          3.3         29.1           3.3          3.1          3.4
   Provision for uncollectible receivable        --           --           --            --          2.0        100.0
                                              -----        -----                      -----        -----

          Total operating expenses             28.6         27.8          6.9          27.8         30.5         20.5
                                              -----        -----                      -----        -----

Operating income                               11.9         12.4         15.0          12.4          9.4        (16.8)

Interest expense                                0.4          0.4         (1.2)          0.4          0.3        (20.9)
Interest income                                 0.7          0.4        (39.4)          0.4          0.4         29.3
Other income                                    0.3          0.5         71.2           0.5          0.0        100.0
                                              -----        -----                      -----        -----


Income from operations before
   taxes on income                             12.4         12.9         14.2          12.9          9.5        (18.9)

Taxes on income                                 4.2          4.7         21.8           4.7          3.4        (18.9)
                                              -----        -----                      -----        -----

Net Income                                      8.2%         8.2%        10.3%          8.2%         6.1%       (18.8%)
                                              =====        =====                      =====        =====

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997


Revenues
         Revenues increased 9.6% to $95.5 million in fiscal year 1998 from $87.1 million in fiscal year 1997. The increase was primarily the result of an increase in volume of approximately $5.1 million or 16.2% in the sale of carburetors, an increase of $2.0 million or 32.1% in the sale of aluminum cylinder heads and an increase of $2.8 million or 11.4 % in the sale of intake manifolds.

Cost of Sales
     Cost of sales increased 10.1% to $57.4 million in fiscal year 1998 from $52.2 million in fiscal year 1997. As a percent of revenues, cost of sales increased to 60.1% in fiscal year 1998 from 59.9% in fiscal year 1997. The increase in cost of sales was primarily due to an increase in sales which included a change in product mix toward lower margin products, partially offset by improved production efficiencies associated with the introduction of high-tech machining centers used in the production of manifolds, cylinder heads and water pumps.

Selling, General and Administrative Expense
     Selling, general and administrative expenses increased 14.0% to $24.3 million in fiscal year 1998 from to $21.3 million in fiscal year 1997. This increase resulted primarily from the Company's depreciation and related expenditures in connection with the implementation of a state-of-the-art Oracle database system, company-wide development of QS 9000 quality standard and increased advertising expense, sales commissions and salaries associated with increased sales. As a percent of sales, selling, general and administrative expenses increased to 25.4% in fiscal year 1998 from 24.5% in fiscal year 1997.

Research and Development Expense
         Research and development expense increased 3.4% to $3.0 million in fiscal year 1998 from $2.9 million in fiscal year 1997. As a percent of revenue, research and development expense decreased to 3.1% in fiscal year 1998 from 3.3% in fiscal year 1997. The Company plans on continuing to expand its research and development program, but through improved efficiency, expenditures may decrease as a percent of revenue in the future.

Provision for Uncollectible Receivable
        In December 1997, the Company wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops, Inc., which filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and further obtained court approval in February 1998 to begin a "Going Out of Business Sale" under Chapter 11 of the Federal Bankruptcy Code. The Company provided for this loss during the second quarter of fiscal 1998.

Operating Income
         Operating income decreased 16.8% to $9.0 million in fiscal year 1998 from $10.8 million in fiscal year 1997. This decrease was a result of the $1.9 million pre-tax charge against earnings to offset unsecured Super Shops, Inc. trade receivables and the increase in selling, general and administrative expenses.

Interest Expense
         Interest expense decreased 20.9% to $269,000 in fiscal year 1998 from $340,000 in fiscal 1997. This decrease was primarily due to retirement of debt and a decrease in the principal amount of average debt outstanding.

Interest Income
         Interest income increased 29.3% to $410,000 in fiscal year 1998 from $317,000 in fiscal year 1997. This increase was the result of interest earned on invested cash.

Taxes on Income
         The provision of income taxes decreased $772,000 to $3,304,000 in fiscal year 1998 from $4,076,000 in fiscal year 1997. The effective tax rate for both periods was 36.3%.

Net Income
     The Company's net income decreased 18.8% for fiscal year 1998 to $5.8 million in fiscal 1998 from $7.1 million in fiscal year 1997. This decrease was primarily due to the items mentioned above.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996


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

Quarterly Results
         The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 1997 and 1998. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding. The unaudited quarterly financial data presented below has not been subject to a review by BDO Seidman, LLP, Edelbrock's independent certified public accountants.


                                                For the Fiscal Year Ended                       For the Fiscal Year Ended
                                                     June 30, 1997                                   June 30, 1998
                                       -------------------------------------------     -------------------------------------------
                                        First       Second      Third      Fourth       First      Second       Third      Fourth
(In thousands except per share data)   Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                       -------     -------     -------     -------     -------     -------     -------     -------
Revenues                               $18,950     $20,551     $20,619     $27,000     $20,438     $22,805     $22,837     $29,424
Cost of sales                           11,506      12,450      12,474      15,733      12,427      14,181      13,697      17,105
                                       -------     -------     -------     -------     -------     -------     -------     -------

   Gross profit                          7,444       8,101       8,145      11,267       8,011       8,624       9,140      12,319
                                       -------     -------     -------     -------     -------     -------     -------     -------

Operating expenses
   Selling, general and
      administrative                     4,874       5,030       5,099       6,305       5,669       5,403       5,699       7,510
   Research and development                548         608         605       1,113         567         608         590       1,207
   Provision for uncollectible
      receivable                            --          --          --          --          --       1,878          --          --
                                       -------     -------     -------     -------     -------     -------     -------     -------

          Total operating expenses       5,422       5,638       5,704       7,418       6,236       7,889       6,289       8,717
                                       -------     -------     -------     -------     -------     -------     -------     -------

Operating income                         2,022       2,463       2,441       3,849       1,775         735       2,851       3,602

Interest expense                            87          87          86          80          69          69          68          63
Interest income                            116         104          21          76         109          83          29         189
Other income                                --           4         273         192          --          --          --          --
                                       -------     -------     -------     -------     -------     -------     -------     -------

Income before taxes on income            2,051       2,484       2,649       4,037       1,815         749       2,812       3,728

Taxes on income                            759         919         980       1,418         673         276       1,040       1,315
                                       -------     -------     -------     -------     -------     -------     -------     -------

Net income                             $ 1,292     $ 1,565     $ 1,669     $ 2,619     $ 1,142     $   473     $ 1,772     $ 2,413
                                       =======     =======     =======     =======     =======     =======     =======     =======

Basic net income per share             $  0.25     $  0.30     $  0.32     $  0.50     $  0.22     $  0.09     $  0.34     $  0.46
                                       =======     =======     =======     =======     =======     =======     =======     =======

Diluted net income per share           $  0.24     $  0.29     $  0.31     $  0.49     $  0.21     $  0.09     $  0.33     $  0.45
                                       =======     =======     =======     =======     =======     =======     =======     =======

Basic weighted average
  number of shares outstanding           5,242       5,242       5,246       5,248       5,250       5,250       5,253       5,257
                                       =======     =======     =======     =======     =======     =======     =======     =======

Diluted weighted average
  number  of shares outstanding          5,338       5,315       5,323       5,395       5,411       5,389       5,398       5,377
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

         The Revolving Credit Facility consists of an unsecured line of credit agreement with one bank, which provides a total loan commitment not to exceed $2.0 million, all of which was available to the Company as of September 25, 1998. The line of credit borrowings are at the applicable bank's base rate (8.5% at June 30, 1998). The line of credit agreement expires on February 1, 1999. Under the Revolving Credit Facility, the Company is subject to certain customary restrictive financial requirements. The Company has been and is in compliance with all such financial covenants as of September 25, 1998.

         Net cash provided by operating activities was $4.2 million, $9.9 million and $7.0 million in fiscal years 1996, 1997, and 1998, respectively. Because of the seasonality of the Company's business, more funds from operating activities are generated in its third and fourth fiscal quarters. During fiscal year 1998, the Company paid down $1.0 million on its long-term debt which primarily represents one principal payment on its Industrial Development Bond (see Note 3 of Notes to Consolidated Financial Statements).

         Accounts payable increased $1.3 million for fiscal year 1998 compared to fiscal year 1997 primarily as a result of an increase in payment terms from a principal supplier and costs associated with the initial production of shock absorbers. Income taxes payable decreased by $12,000 primarily as a result of a decrease in income before taxes.

         Accounts receivable increased by $1.3 million for fiscal year 1998 compared to fiscal year 1997, while sales increased $8.4 million for fiscal year 1998 compared to fiscal year 1997. The increase in accounts receivable in fiscal year 1998 was primarily due to the timing of payments from customers in connection with the Company's dating programs and increased sales.

         Inventories increased $3.7 million primarily as a result of initial raw material purchases relating to the Company's introduction of performance aftermarket shock absorbers and an overall increase in inventory levels relating to increased sales.

         The Company's total capital expenditures were $4.3 million in fiscal year 1996, $8.6 million in fiscal year 1997 and $8.1 million in fiscal year 1998. The $8.1 million of capital expenditures for fiscal year 1998 included the purchase of computerized machining centers and costs associated with the enhancement of the shock absorber facility and the purchase and implementation of the Company's new accounting software. The Company anticipates making capital expenditures of $6.5 - $8.0 million in fiscal year 1999 primarily for the construction of its new distribution facility, and additional capital equipment to increase the Company's production capacity.

         The Company believes that funds generated from operations and funds available under the Revolving Credit Facility will be adequate to meet its working capital, debt service and capital expenditure requirements through fiscal 1999.

YEAR 2000 COMPLIANCE
         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue," and the Company is addressing this issue on several different fronts. First, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Second, the Company has established a separate team to coordinate solutions to the Year 2000 issue for its own internal information systems, with a goal of having all of its internal systems Year 2000 compliant by the end of 1998, although no assurances are made that this goal will be met. As part of its initial phase of its Year 2000 readiness, the Company installed Oracle applications and database. In order to complete the Year 2000 readiness program for it's information systems, the Company will upgrade to release 10.7 of the Oracle applications. The Company has spent approximately $1.6 million to date on hardware, software and labor to achieve Year 2000 readiness and does not anticipate that additional amounts incurred in connections with Year 2000 compliance program will be material to its financial condition or results of operations. The Company does not believe that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control, including without limitation, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" is effective for financial statement periods ending after December 15, 1997. The new standard reinstates various disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 had no effect on the Company's financial position or results of operation.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect the adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

         Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

INFLATION
         General inflation over the last three years has not had a material effect on the Company's cost of doing business and it is not expected to have a material effect in the foreseeable future.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Any statements set forth above which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, the success of the Company's, its vendors', and its suppliers' Year 2000 compliance programs and other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission.

Item 7A.         Quantitative and Qualitative Disclosure about Market Risk.

     The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT&SA. The Company's Revolving Credit Facility is a $2 million line of credit with an interest rate based on the prime rate (currently 8.5%). It expires on February 1, 1999. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of the end of fiscal 1998 and as of September 25, 1998, the Company's outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

     SENSITIVITY ANALYSIS. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company had $1 million balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $7,083. If the prime rate rose 100 basis points, the monthly interest payment would equal $7,916. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

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

Item 13.         Certain Relationships and Related Transactions.

     None

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K.

         Financial Statements and Schedules. See Index to Financial Statements which appears on page 20 hereof.

         Other Financial Data. See Summary of Selected Financial Data, which appears in "Item 6. Selected Financial Data."

         Reports on Form 8-K.

         The Company filed no Reports on Form 8-K during the last quarter of the 1998 fiscal year.

         Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                                     EDELBROCK CORPORATION

                                         EXHIBIT INDEX



  Number and                                                                                           Sequential
Description of                                                                                            Page
   Exhibit                                                                                               Number
   -------                                                                                               ------
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

10.7                Business Loan Agreement between Edelbrock Corporation and Bank of America,
                    NT&SA (filed as Exhibit 10.9 to the Company's Registration Statement on
                    Form S-1 (File No. 33-83258) and incorporated herein by reference)

                                     EDELBROCK CORPORATION

                                         EXHIBIT INDEX



  Number and                                                                                           Sequential
Description of                                                                                            Page
   Exhibit                                                                                               Number
   -------                                                                                               ------

10.8                Business Loan Agreement between Edelbrock Foundry Corp. and Bank of America
                    NT&SA (filed as Exhibit 10.10 to the Company's Registration Statement on
                    Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.9                License Agreement dated February 2, 1996 between Edelbrock Corporation and
                    RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and
                    incorporated herein by reference).

10.10               Warrant Agreement dated February 2, 1996 between Edelbrock Corporation and
                    RICOR Racing and Development L.P. (filed as Exhibit 10.2 to the Company's
                    Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and
                    incorporated herein by reference).

10.11               Amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT&SA. (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference).

10.12               Second amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT & SA (filed as Exhibit 10.2 to the Company's
                    Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1997).

10.13               Amendment No. 1 to License Agreement, dated February 21, 1997 by and between Edelbrock Corporation and RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                    Quarter Ended March 25, 1997).

10.14               Amendment No. 1 to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT & SA (filed as Exhibit 10.1 to the Company'
                    Quarterly Report on Form 10-Q for the Quarter ended December 25, 1997).

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

September 25, 1998              EDELBROCK CORPORATION


                                By: JEFFREY L. THOMPSON
                                    -----------------------------------------
                                    Jeffrey L. Thompson
                                    Executive Vice President, Chief Operating
                                    Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                          Title                                 Date
              ---------                                          -----                                 ----
*
---------------------------------------------
O. Victor  Edelbrock                               President, Chief Executive                     September 25, 1998
                                                   Officer and Chairman of the
                                                   Board (Principal Executive Officer)
JEFFREY L. THOMPSON
---------------------------------------------
Jeffrey L. Thompson                                Executive Vice President and                   September 25, 1998
                                                   Director
*
---------------------------------------------
Aristedes T. Feles                                 Vice-President, Finance and Director           September 25, 1998
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)
*
---------------------------------------------
Cathleen Edelbrock-Ford                            Vice President of Advertising,                 September 25, 1998
                                                   and Director

*
---------------------------------------------
E. A. Breitenbach                                  Director                                       September 25, 1998


*
---------------------------------------------
Alexander Michalowski                              Director                                       September 25, 1998


*
---------------------------------------------
Jerry Herbst                                       Director                                       September 25, 1998


*
---------------------------------------------
Richard Wilbur                                     Director                                       September 25, 1998

JEFFREY L. THOMPSON
---------------------------------------------
*By:  Jeffrey L. Thompson                                                                         September 25, 1998
       Attorney-in-fact

                              EDELBROCK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            --
Report of independent certified public accountants ....................     22


Consolidated financial statements

         Balance sheets ...............................................     23

         Statements of income .........................................     25

         Statements of shareholders' equity ...........................     27

         Statements of cash flows .....................................     28

         Notes to consolidated financial statements ...................     30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
and Shareholders of
Edelbrock Corporation



We have audited the accompanying consolidated balance sheets of Edelbrock Corporation as of June 30, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edelbrock Corporation at June 30, 1997 and 1998 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                BDO SEIDMAN, LLP



Los Angeles, California
September 4, 1998

                              EDELBROCK CORPORATION

                           CONSOLIDATED BALANCE SHEETS




                                                                           June 30,
                                                                 ---------------------------
                                                                    1997            1998
                                                                 -----------     -----------
Assets

     Cash and cash equivalents                                   $ 9,744,000     $ 8,370,000
     Accounts receivable, net of allowance for doubtful
         accounts of $300,000 for 1997 and $500,000 for 1998      19,876,000      21,222,000
     Inventories (Note 2)                                         13,048,000      16,776,000
     Prepaid expenses and other                                    1,203,000       1,288,000
                                                                 -----------     -----------

Total current assets                                              43,871,000      47,656,000
                                                                 -----------     -----------


Property, plant and equipment (Note 3)
     Land                                                          4,658,000       6,242,000
     Buildings and improvements                                   12,330,000      12,696,000
     Machinery and equipment                                      26,311,000      30,548,000
     Office equipment                                              2,626,000       3,012,000
     Furniture and fixtures                                          821,000         953,000
     Transportation equipment                                      4,440,000       4,621,000
                                                                 -----------     -----------

                                                                  51,186,000      58,072,000
     Less accumulated depreciation and amortization               19,268,000      22,396,000
                                                                 -----------     -----------

Property, plant and equipment, net                                31,918,000      35,676,000

Real estate properties                                             1,282,000         902,000

Other                                                                797,000         741,000
                                                                 -----------     -----------

Total assets                                                     $77,868,000     $84,975,000
                                                                 ===========     ===========


          See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                       June 30,
                                                              ---------------------------
                                                                 1997            1998
                                                              -----------     -----------
Liabilities and shareholders' equity

Current liabilities
     Accounts payable                                         $13,444,000     $14,724,000
     Accrued expenses
         Payroll and bonuses                                    1,487,000       1,770,000
         Retirement plans (Note 5)                                568,000         527,000
         Commissions                                              515,000         844,000
         Income taxes payable                                     453,000         441,000
         Other                                                         --          28,000
     Current portion of long-term debt (Note 3)                   976,000          62,000
                                                              -----------     -----------

Total current liabilities                                      17,443,000      18,396,000

Long-term debt, less current portion (Note 3)                   2,178,000       2,123,000

Deferred income taxes (Note 4)                                  2,597,000       2,725,000
                                                              -----------     -----------

Total liabilities                                              22,218,000      23,244,000
                                                              -----------     -----------

Commitments and contingency (Notes 5 and 7)

Shareholders' equity Common stock (Note 8)
     Common stock, par value $.01 per share;
          authorized 15,000,000 shares; 5,248,440 and
          5,257,616 shares issued and outstanding                  52,400          52,400
     Paid-in capital                                           17,027,100      17,308,100
     Retained earnings                                         38,570,500      44,370,500
                                                              -----------     -----------


Total shareholders' equity                                     55,650,000      61,731,000
                                                              -----------     -----------

Total liabilities and shareholders' equity                    $77,868,000     $84,975,000
                                                              ===========     ===========



          See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME



                                                           Year Ended June 30,
                                             -------------------------------------------
                                                1996             1997            1998
                                             -----------     -----------     -----------
Revenues (Note 6)                            $79,032,000     $87,120,000     $95,504,000
Cost of sales                                 47,043,000      52,163,000      57,410,000
                                             -----------     -----------     -----------

          Gross profit                        31,989,000      34,957,000      38,094,000
                                             -----------     -----------     -----------

Operating expenses
   Selling, general and administrative        20,392,000      21,308,000      24,281,000
   Research and development                    2,227,000       2,874,000       2,972,000
   Provision for uncollectible receivable             --              --       1,878,000
                                             -----------     -----------     -----------

          Total operating expenses            22,619,000      24,182,000      29,131,000
                                             -----------     -----------     -----------

Operating income                               9,370,000      10,775,000       8,963,000

Interest expense                                 344,000         340,000         269,000
Interest income                                  523,000         317,000         410,000
Other income                                     274,000         469,000              --
                                             -----------     -----------     -----------

Income before taxes on income                  9,823,000      11,221,000       9,104,000

Taxes on income  (Note 4)                      3,346,000       4,076,000       3,304,000
                                             -----------     -----------     -----------

Net income                                   $ 6,477,000     $ 7,145,000     $ 5,800,000
                                             ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                              Year Ended June 30,
                                              -------------------------------------------------
                                                  1996               1997               1998
                                              -------------     -------------     -------------
Net income per share

Basic net income per share                    $        1.24     $        1.36     $        1.10
                                              =============     =============     =============

Diluted net income per share                  $        1.22     $        1.34     $        1.08
                                              =============     =============     =============

Basic weighted average number of shares
   outstanding                                    5,241,000         5,244,000         5,252,000
                                              =============     =============     =============

Diluted weighted average number of shares
  outstanding                                     5,311,000         5,352,000         5,388,000
                                              =============     =============     =============





          See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                               Total
                                     Common Stock             Paid-in        Retained       Shareholders'
                               Shares          Amount         Capital        Earnings          Equity
                            -----------     -----------     -----------     -----------     -----------
Balance, June 30, 1995        5,240,000     $    52,400     $16,922,100     $24,948,500     $41,923,000

Net income for year                  --              --              --       6,477,000       6,477,000

Stock options exercised           1,604              --          20,000              --          20,000
                            -----------     -----------     -----------     -----------     -----------

Balance June 30, 1996         5,241,604          52,400      16,942,100      31,425,500      48,420,000

Net income for year           7,145,000                                                        7,145000

Stock options exercised           6,836              --          85,000              --          85,000
                            -----------     -----------     -----------     -----------     -----------

Balance June 30, 1997         5,248,440          52,400      17,027,100      38,570,500      55,650,000

Net income for year                  --              --              --       5,800,000       5,800,000

Fair value of stock
   options granted                   --              --          75,000              --          75,000

Stock options exercised           9,176              --         206,000              --         206,000
                            -----------     -----------     -----------     -----------     -----------

Balance June 30, 1998         5,257,616     $    52,400     $17,308,100     $44,370,500     $61,731,000
                            ===========     ===========     ===========     ===========     ===========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                         Year Ended June 30,
                                                           ---------------------------------------------
                                                              1996             1997             1998
                                                           -----------      -----------      -----------
Cash flows from operating activities
     Net income                                            $ 6,477,000      $ 7,145,000      $ 5,800,000
     Adjustments to reconcile net income to
         net cash provided by operating activities
         Allowance for doubtful accounts                            --          155,000          200,000
         Provision for uncollectible receivable                     --               --        1,878,000
         Depreciation and amortization of
              property, plant and equipment                  3,646,000        3,922,000        4,232,000
         Gain from sale of property,
              plant and equipment                             (149,000)         (24,000)        (208,000)
         Depreciation and amortization of
              real estate properties                            30,000           22,000           15,000
         (Gain) loss from sale of real estate
              properties                                        34,000         (274,000)              --
         Fair value of stock options granted                        --               --           75,000
     Increase(decrease) in deferred income taxes              (108,000)         337,000           (4,000)
     Equity in net income of partnerships                     (151,000)        (421,000)        (181,000)
     Increase (decrease) from changes in
         Accounts receivable                                (3,985,000)      (2,058,000)      (3,424,000)
         Inventories                                          (489,000)      (3,313,000)      (3,728,000)
         Prepaid expenses and other assets                      88,000         (406,000)          47,000
         Other assets                                         (367,000)         365,000           56,000
         Accounts payable                                     (314,000)       3,989,000        1,280,000
         Accrued expenses                                     (540,000)         486,000          587,000
                                                           -----------      -----------      -----------

Net cash provided by operating activities                    4,172,000        9,925,000        6,625,000
                                                           -----------      -----------      -----------

Cash flows from investing activities
     Acquisition of property, plant and equipment           (4,342,000)      (8,602,000)      (8,076,000)
     Proceeds from sale of property, plant
         and equipment                                         345,000          168,000          295,000
     Acquisition of real estate properties                      (5,000)         (57,000)              --
     Proceeds from sale of real estate properties, net              --          369,000          391,000
     Investments in partnerships                               (64,000)              --               --
     Distributions from partnerships                           143,000           50,000          154,000
                                                           -----------      -----------      -----------

Net cash used in investing activities                       (3,923,000)      (8,072,000)      (7,236,000)
                                                           -----------      -----------      -----------


          See accompanying notes ton consolidated financial statements.

                             EDELBROCK CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                        Year Ended June 30,
                                                      ------------------------------------------------
                                                          1996              1997              1998
                                                      ------------      ------------      ------------
Cash flows from financing activities
     Net proceeds from issuance of
         common stock                                       20,000            85,000           206,000
     Proceeds from issuance of long-term debt                8,000                --                --
     Principal payments on long-term debt               (1,804,000)         (965,000)         (969,000)
                                                      ------------      ------------      ------------

Net cash used in financing activities                   (1,776,000)         (880,000)         (763,000)
                                                      ------------      ------------      ------------

Net increase (decrease) in cash and
     cash equivalents                                   (1,527,000)          973,000        (1,374,000)

Cash and cash equivalents, beginning of year            10,298,000         8,771,000         9,744,000
                                                      ------------      ------------      ------------
Cash and cash equivalents, end of year                $  8,771,000      $  9,744,000      $  8,370,000
                                                      ============      ============      ============

Supplemental disclosure of cash flow information:

Cash paid during the year for:
     Interest                                         $    422,000      $    340,000      $    263,000
                                                      ============      ============      ============

     Income taxes                                     $  4,375,000      $  3,712,000      $  3,275,000
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

         Basis of Presentation

The consolidated financial statements include the accounts of Edelbrock Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company also has investments in various real estate partnerships. These investments are accounted for using the equity method of accounting.

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

         Property, Plant, Equipment and Depreciation

Property, plant and equipment are stated at cost. Depreciation is computed, primarily utilizing the straight-line method, over the estimated useful lives of the assets as follows:

                                                          Estimated
                                                          Useful Life*
                                                          (in years)
                                                          ----------
               Buildings and improvements                    7-40
               Machinery and equipment                       3-7
               Office equipment                                5
               Furniture and fixtures                          7
               Transportation equipment                      3-10

*The average life more closely reflects the high end of the range.

Long-Lived Assets

Long-lived assets, such as property and equipment, and real estate properties, are evaluated for impairment when events or changes in circumstances indicate that they carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through June 30, 1998.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition

Revenue is recognized upon shipment of the products.

         Taxes on Income

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 requires that the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a Company's financial statements or tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

The Company's business activities and accounts receivable are with customers in the automotive and motorcycle industries located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses totaling $300,000 at June 30, 1997 and $500,000 at June 30,1998.

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

         Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" is effective for financial statement periods ending after December 15, 1997. The new standard reinstates various disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 had no effect on the Company's financial position or results of operation

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect the adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal year beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Earnings Per Share Information


The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share," in fiscal year ended June 30, 1998. This pronouncement provides a different method of calculating earnings per share than was used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. All historical earnings per share data have been restated to conform to this presentation. Below is the calculation of basic and diluted earnings per share for each of the past three fiscal years:


                                                                           Fiscal Year Ended
                                                         --------------------------------------------------------
                                                         June 30, 1996        June 30, 1997         June 30, 1998
                                                         -------------        -------------         -------------
                                                                    (In Thousands, Except per Share Data)
Net Income                                                  $6,477               $7,145               $5,800
                                                            ------               ------               ------

Weighted average shares outstanding - Basic                  5,241                5,244                5,252
Employee stock options and other                                70                  108                  136
                                                            ------               ------               ------

Weighted average shares outstanding - Diluted                5,311                5,352                5,388
                                                            ======               ======               ======

Earnings per common share:
         Basic                                              $ 1.24               $ 1.36               $ 1.10
         Diluted                                            $ 1.22               $ 1.34               $ 1.08

         Reclassification

Certain prior period amounts have been reclassified for comparison with the 1998 presentation.


NOTE 2 - INVENTORIES

Inventories consist of the following:


                                                        June 30,
                                            --------------------------------
                                                1997                1998
                                            -----------          -----------
    Raw materials                           $ 8,005,000          $10,493,000
    Work in process                             948,000              930,000
    Finished goods                            4,095,000            5,353,000
                                            -----------          -----------

                                            $13,048,000          $16,776,000
                                            ===========          ===========

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company's long-term debt consists of the following:



                                                            June 30,
                                                  --------------------------
                                                     1997            1998
                                                  ----------      ----------
    Mortgage note (a)                             $2,108,000      $2,052,000
    Industrial Redevelopment Bonds (b)               920,000             -0-
    Other                                            126,000         133,000
                                                  ----------      ----------

                                                   3,154,000       2,185,000
    Less current portion                             976,000          62,000
                                                  ----------      ----------
                                                  $2,178,000      $2,123,000
                                                  ==========      ==========

(a) Mortgage note, collateralized by a trust deed on real estate with a net book value of $3,504,000 at June 30, 1998, payable in monthly principal and interest payments, totalling approximately $22,000, at an interest rate of 10%, due June 2001.

(b) Industrial Redevelopment Bonds, City of San Jacinto, California, issued to finance the purchase and installation of foundry equipment, collateralized by a standby letter of credit for $953,120 at June 30, 1997. The standby letter of credit was collateralized by a financing statement and security agreement on the foundry equipment. These bonds were paid off during fiscal 1998.

Principal payments are due on long-term debt as follows:


                    Years Ending June 30,            Amount
                    1999                          $   62,000
                    2000                              69,000
                    2001                           2,054,000
                    Thereafter                           -0-
                                                  ----------
                                                  $2,185,000
                                                  ==========

The Company has one unsecured line of credit agreement with a bank, which provides total loan commitment not to exceed $2,000,000. All line of credit financing is at the bank's prime rate (8.5% at June 30, 1998). This agreement expires in February 1999. There were no borrowings on the line at June 30, 1997 and 1998. This obligation contains covenants, among other items, relating to various financial ratios. The Company was in compliance with all such covenants at June 30, 1998.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TAXES ON INCOME

The provision for taxes on income consists of the following:


                                        Year Ended June 30,
                         ---------------------------------------------
                             1996             1997             1998
                         -----------      -----------      -----------
         Current
             Federal     $ 2,768,000      $ 3,450,000      $ 2,738,000
             State           686,000          746,000          571,000
                         -----------      -----------      -----------
                           3,454,000        4,196,000        3,309,000
                         -----------      -----------      -----------

         Deferred
             Federal        (188,000)        (546,000)        (140,000)
             State            80,000          426,000          135,000
                         -----------      -----------      -----------

                            (108,000)        (120,000)          (5,000)
                         -----------      -----------      -----------
                         $ 3,346,000      $ 4,076,000      $ 3,304,000
                         ===========      ===========      ===========

The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:


                                                         Year Ended June 30,
                                                     --------------------------
                                                     1996       1997       1998
                                                     ----       ----       ----
    U.S. federal statutory tax rate                  34.0%      34.0%      34.0%
    State income taxes (net of federal benefits)      6.3        6.8        6.4
    State income tax credits                         (5.9)      (2.6)      (2.3)
    Federal income tax credits                       (0.0)      (1.6)      (1.6)
    Other                                            (0.3)      (0.3)      (0.2)
                                                     ----       ----       ----
    Effective tax rate                               34.1%      36.3%      36.3%
                                                     ====       ====       ====


The components of deferred taxes at June 30, 1997 and 1998 are as follows:


                                                    1997           1998
                                                 ----------     ----------
    Deferred tax assets
             State income taxes                  $  269,000     $  191,000
             Uniform capitalization rule            156,000        178,000
             Accrued vacation                       155,000        149,000
             Deferred gains                          15,000         15,000
             Allowance for doubtful accounts        102,000        170,000
             Inventory reserve                          -0-         82,000
             Other                                      -0-         61,000
                                                 ----------     ----------

                                                 $  697,000     $  846,000
                                                 ==========     ==========
    Deferred tax liabilities:
             Depreciation and amortization        1,243,000     $1,458,000
             Like kind exchange                   1,272,000      1,272,000
             State tax deferred items               205,000        135,000
                                                 ----------     ----------

                                                 $2,720,000     $2,865,000
                                                 ==========     ==========

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS

         Royalty Agreement

In February 1996, the Company entered into a Royalty Agreement with RICOR Racing and Development L.P. ("RICOR") whereby the Company will pay RICOR a percentage of revenue derived from the sale of shock absorbers based on the following:


          Aggregate Net Sales Price                                   Royalty
    -----------------------------------------                         -------
    Up to $4,000,000                                                      8%
    From $4,000,001 to $8,000,000                                         7%
    $8,000,001 and above                                                  6%


Royalty expense under this agreement amounted to $12,000 for fiscal year ended June 30, 1997 and $381,000 for fiscal year ended June 30, 1998. There was no expense incurred during 1996.

         Retirement Plans

An employee stock ownership plan ("ESOP") was established July 1, 1979 covering substantially all employees of Edelbrock Corporation who have attained one year of service. The minimum annual contribution is 1% of the total salaries or wages of plan participants and may be supplemented with additional amounts at the discretion of the Board of Directors. During fiscal year 1997, Edelbrock Corporation established a 401(k) defined contribution plan to enhance the existing ESOP for participating employees. The Company intends to match 50% of a certain portion of participants' contribution to this plan. The maximum annual contribution for both plans cannot exceed 25% of the total salaries or wages of the plan participants. Contributions to the ESOP amounted to $513,000 for the year ended June 30, 1996 and $513,000 for both plans for the years ended June 30, 1997 and 1998.

Edelbrock Foundry Corp. maintains a defined contribution profit sharing plan (the "Plan") covering substantially all employees who have attained one year of service. Contributions to the Plan are at the discretion of the Company's Board of Directors; however, contributions cannot exceed 15% of the total salaries or wages of the plan participants. During fiscal year 1997, Edelbrock Foundry Corp. established a 401(k) defined contribution plan to enhance the existing plan for participating employees. The Company intends to match 50% of a certain portion of participants' contribution to this plan. Contributions to the Plan amounted to $55,000 for the year ended June 30, 1996 and $55,000 for both plans for the years ended June 30, 1997 and 1998.


The Company had accrued contributions of $568,000 and $527,000 at June 30, 1997 and 1998, respectively.

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

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MAJOR CUSTOMERS

For the year ended June 30, 1996 two customers accounted for 12.7% and 16% or revenues. For the year ended June 30, 1997, two customers accounted for 11.7% and 12.9% of revenues. During fiscal year ended June 30, 1998 one customer accounted for 16.0% of revenues.

NOTE 7 - DEPENDENCE ON KEY SUPPLIER

The Company has entered into an agreement expiring in 1999 with a key supplier that requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. The Company's minimum obligation under this agreement aggregates $55,616,000, or $13,904,000 each calendar year. These carburetors accounted for 40% of the Company's revenues for the year ended June 30, 1998. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company's results of operations, since alternative sources for obtaining the types of carburetors marketed by the Company are not readily available. The Company's inability to source supply with other manufacturers, the Company's failure to sell carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company's pricing of carburetors could have a material adverse effect on the Company.

NOTE 8 - SHAREHOLDERS' EQUITY


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

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

The options vest 20% on October 19 of each year for a period of five years. The first 20% vested on October 19, 1995. A summary of changes in common stock options during 1996, 1997 and 1998 are as follows:


                                                       Number of    Weighted Average     Aggregate
                                                        Shares       Price Per Share       Value
                                                        -------      ---------------     ----------
Outstanding at June 30, 1995                            357,179        $    12.51        $4,468,309
Granted                                                      --                --                --
Exercised                                                 1,604             12.50            20,050
Cancelled                                                 8,070             12.50           100,875
                                                        -------        ----------        ----------
Outstanding at June 30, 1996                            347,505             12.51         4,347,384

Granted                                                  23,000             17.52           402,960
Exercised                                                 6,836             12.50            85,450
Cancelled                                                 9,341             12.50           116,762
                                                        -------        ----------        ----------
Outstanding at June 30, 1997                            354,328             12.84         4,548,132

Granted                                                  17,500             19.10           334,265
Exercised                                                 9,176             12.45           114,231
Cancelled                                                 1,957             12.50            24,463
                                                        -------        ----------        ----------
Outstanding at June 30, 1998                            360,695        $    13.15        $4,743,703
                                                        =======        ==========        ==========
Options exercisable (vested) at June 30, 1998           196,717        $    12.63        $2,484,463
                                                        =======        ==========        ==========

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

         Stock - Based Compensation

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and fiscal 1998: dividend yield of zero percent, risk-free interest rate of 6 percent, expected lives of ten years, and expected volatility of 8.11 and 9.27 respectively. Under the accounting provisions of FASB Statement 123, the Company's net income and income per share for 1997 and 1998 would have been reduced to the pro forma amounts indicated below:

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - SHAREHOLDERS' EQUITY (CONCLUDED)

                                                                     Year Ended June 30,
                                                         ----------------------------------------
                                                              1997                       1998
                                                         -------------              -------------
                  Net income
                     As reported                         $   7,145,000              $   5,800,000
                     Pro forma                           $   6,805,000              $   5,563,000
                  Income per share
                     As reported -  Basic                $        1.36              $        1.10
                     As reported -  Diluted              $        1.34              $        1.08
                     Pro forma -  Basic                  $        1.30              $        1.06
                     Pro forma -  Diluted                $        1.25              $        1.03


Due to the fact that the Company's stock option programs vest over five years; the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous grants. The numbers above do not include the effect of options granted prior to 1996 that vested in 1996 and 1997.

The following table summarizes information about stock options and warrants outstanding at June 30, 1998:


                                                Options and Warrants
                                                     Outstanding      Options and Warrants      Number
                                 Number           Weighted-Average        Exercisable         Exercisable
Range of Exercise              Outstanding            Remaining         Weighted-Average          at            Weighted-Average
       Prices                   at 6/30/98         Contractual Life      Exercise Price         6/30/98          Exercise Price
  ---------------               ----------         ----------------      --------------         -------          --------------
       $12.50                    326,695                 6.30              $   12.50           196,017              $   12.50
  $12.75 - $13.50                  7,500                 6.81              $   13.15             4,500              $   13.15
       $14.75                    100,000                 7.66              $   14.75            40,000              $   14.75
  $16.00 - $19.50                 40,500                 8.88              $   18.20             4,600              $   17.52
  ---------------                -------                 ----              ---------          --------              ---------
  $12.50 - $19.50                474,695                 6.82              $   13.47           245,117              $   12.97
  ===============                =======                 ====              =========          ========              =========


The weighted average fair value of options granted during the year ended June 30, 1997 and June 30, 1998 were $7.82 and $8.55, respectively.