Form 10-Q
period 1998-09-25
EDELBROCK CORP
filed 1998-11-06
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 25, 1998            Commission File Number 34-24802


                              EDELBROCK CORPORATION
--------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)


           Delaware                                            33-0627520
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


2700 California Street, Torrance, California                      90503
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


                            Yes  [X]       No  [ ]


As of November 6, 1998, the Company had 5,242,316 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 1998
                                      INDEX



Part I   FINANCIAL STATEMENTS                                                           Page
                                                                                        ----

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 25, 1998
                    and June 30, 1998...............................................      3

                  Consolidated Statements of Income for the Three Months
                     Ended September 25, 1998 and 1997..............................      4

                  Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended September 25, 1998 and 1997 .......................      5

                  Notes to Consolidated Interim Financial Statements ...............      6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..........................................      7-10

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk.........      10


Part II  OTHER INFORMATION .........................................................      11

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       September 25,             June 30,
                                                           1998                    1998
                                                       ------------            ------------
                                                       (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents ......................   $ 5,450,000             $ 8,370,000
    Accounts receivable, net .......................    19,788,000              21,222,000
    Inventories ....................................    18,056,000              16,776,000
    Prepaid expenses and other .....................     1,228,000               1,288,000
                                                       -----------             -----------
Total current assets ...............................    44,522,000              47,656,000

Property, plant and equipment, net .................    35,162,000              35,676,000
Other ..............................................     1,464,000               1,643,000
                                                       -----------             -----------
Total assets .......................................   $81,148,000             $84,975,000
                                                       ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable ...............................   $ 9,993,000             $14,724,000
    Accrued expenses ...............................     3,281,000               3,610,000
    Current portion of long-term debt ..............        62,000                  62,000
                                                       -----------             -----------
Total current liabilities ..........................    13,336,000              18,396,000

Long-term debt .....................................     2,103,000               2,123,000
Deferred income taxes ..............................     2,693,000               2,725,000

Shareholders' equity ...............................    63,016,000              61,731,000
                                                       -----------             -----------
Total liabilities and shareholders' equity .........   $81,148,000             $84,975,000
                                                       ===========             ===========




The accompanying notes are an integral part of these interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       Three months ended
                                                                           September 25,
                                                                ------------------------------------
                                                                    1998                    1997
                                                                ------------            ------------

Revenues....................................................    $22,595,000             $20,438,000
Cost of sales ..............................................     13,545,000              12,427,000
                                                                -----------             -----------
    Gross profit ...........................................      9,050,000               8,011,000
                                                                -----------             -----------

Operating expenses
    Selling, general and administrative ....................      6,272,000               5,669,000
    Research and development ...............................        678,000                 567,000
                                                                -----------             -----------

    Total operating expenses ...............................      6,950,000               6,236,000
                                                                -----------             -----------

Operating income ...........................................      2,100,000               1,775,000

Interest expense ...........................................         51,000                  69,000
Interest income ............................................        106,000                 109,000
                                                                -----------             -----------

Income before taxes on income ..............................      2,155,000               1,815,000

Taxes on income ............................................        797,000                 673,000
                                                                -----------             -----------


Net income .................................................    $ 1,358,000             $ 1,142,000
                                                                ===========             ===========

Basic net income per share .................................    $      0.26             $      0.22
                                                                ===========             ===========

Diluted net income per share ...............................    $      0.26             $      0.21
                                                                ===========             ===========


Basic weighted average number of shares outstanding ........      5,257,000               5,250,000
                                                                ===========             ===========


Diluted weighted average number of shares
      outstanding ..........................................      5,317,000               5,411,000
                                                                ===========             ===========


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Three months ended
Increase (Decrease) in Cash and Cash Equivalents                           September 25,
                                                                ------------------------------------
                                                                    1998                     1997
                                                                -----------              -----------
Operating activities
    Net income ....................................             $ 1,358,000              $ 1,142,000
    Depreciation and amortization .................               1,174,000                  901,000
    Gain on sale of equipment .....................                      --                   (1,000)
    Net change in operating assets and
      liabilities..................................              (4,873,000)              (4,455,000)
                                                                -----------              -----------
Net cash used in operating activities .............              (2,341,000)              (2,413,000)
                                                                -----------              -----------

Investing activities
    Capital expenditures ..........................                (660,000)              (1,808,000)
    Distributions from partnerships ...............                 174,000                       --
    Other .........................................                      --                  (21,000)
                                                                -----------              -----------
Net cash used in investing activities .............                (486,000)              (1,829,000)
                                                                -----------              -----------

Financing activities
    Proceeds from issuance of common stock under
        stock option plan .........................                      --                   25,000
    Payments to acquire treasury stock ............                 (73,000)                      --
    Debt repayments ...............................                 (20,000)                 (14,000)
                                                                -----------              -----------
Net cash provided by (used in) financing
    activities ....................................                 (93,000)                  11,000
                                                                -----------              -----------

Net decrease in cash and cash equivalents .........              (2,920,000)              (4,231,000)
Cash and Cash Equivalents at beginning of period ..               8,370,000                9,744,000
                                                                ===========              ===========
Cash and Cash Equivalents at end of period ........             $ 5,450,000              $ 5,513,000
                                                                ===========              ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest ......................................             $    51,000              $    69,000
                                                                ===========              ===========
    Income taxes ..................................             $   525,000              $   525,000
                                                                ===========              ===========


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                      NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at September 25, 1998 and for the three month period ended September 25, 1998, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1998 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1998 (File No. 0-24802). Certain amounts have been reclassified to conform to the September 25, 1998 presentation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three-month period ended September 25, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.


NOTE 2 - INVENTORIES

Inventories at September 25, 1998 and June 30, 1998 consisted of the following:

                             September 25,             June 30,
                            --------------          --------------
                             (Unaudited)

Raw materials ...........   $   11,765,000          $   10,493,000
Work in process .........          710,000                 930,000
Finished goods ..........        5,581,000               5,353,000
                            --------------          --------------
                            $   18,056,000          $   16,776,000
                            ==============          ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarter ended September 25, 1998. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

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

In September 1998, the Company announced its intent to construct a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility in Torrance, California. The Company expects this facility to be fully operational in July 1999.

    Seasonality

The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters.

THREE MONTHS ENDED SEPTEMBER 25, 1998, COMPARED TO THREE MONTHS ENDED
      SEPTEMBER 25, 1997:

      Revenues

Revenues increased 10.6% to $22.6 million for the three months ended September 25, 1998 from $20.4 million for the same period of 1997. This increase was primarily the result of an increase of approximately $569,000, or 32.5%, in the sale of aluminum cylinder heads, an increase of approximately $794,000, or 13.1%, in the sale of intake manifolds and an increase of approximately $493,000 or 181.0%, from the Company's new line of RICOR patented Performer IAS(TM) shock absorbers over the similar period of 1997.

    Cost of Sales

Cost of sales increased 9.0% to $13.5 million for the three months ended September 25, 1998 from $12.4 million for the same period of 1997. As a percent of revenues, cost of sales decreased to 59.9% for the three months ended September 25, 1998 from 60.8% for the same period of 1997. The decrease in cost of sales as a percent of revenues was due to a change in product mix toward Company manufactured products for which the Company achieves higher margins.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 10.6% to $6.3 million for the three months ended September 25, 1998 from $5.7 million for the same period of 1997. As a percent of sales, selling, general and administrative expense increased to 27.8% for the three months ended September 25, 1998 from 27.7% for the same period of 1997. This increase was due primarily to increased sales commissions and freight costs associated with increased sales, increases in advertising expenditures, and costs associated with the Company's continuing efforts toward the implementation of the QS9000 quality standard.

    Research and Development Expense

Research and development expense increased 19.6% to $678,000 for the three months ended September 25, 1998 from $567,000 for the same period of 1997. As a percent of sales, research and development expense increased to 3.0% for the three months ended September 25, 1998 from 2.8% for the same period of 1997. The increase was primarily due to the addition of personnel to the Company's research and development staff and an increase in depreciation expense relating to R & D equipment acquisitions.

    Interest Expense

Interest expense decreased 26.1% to $51,000 for the three months ended September 25, 1998 from $69,000 for the same period of 1997. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

    Interest Income

Interest income decreased 2.8% to $106,000 for the three months ended September 25, 1998 from $109,000 for the same period in 1997. The decrease was primarily due to a decrease in the balance of invested funds.

    Taxes on Income

The provision for income taxes increased to $797,000 for the three months ended September 25, 1998 from $673,000 for the 1997 period. The effective tax rate for both the 1998 and 1997 periods was approximately 37%.

    Net Income

The Company's net income for the three months ended September 25, 1998 increased 18.9% to $1.4 million from $1.1 million for the same period of 1997. This increase was the result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's $2.0 million revolving credit facility ("Revolving Credit Facility") which expires on February 1, 1999. The Company expects renewal of this credit facility prior to expiration. Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company anticipates making capital expenditures of approximately $6.5 - $8.0 million in fiscal year 1999 primarily for construction of its new distribution facility and additional capital equipment to increase production capacity.

YEAR 2000 COMPLIANCE

    Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue," and the Company is addressing this issue on several different fronts. First, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Second, the Company has established a separate team to coordinate solutions to the Year 2000 issue for its own internal information systems, with a goal of having all of its internal systems Year 2000 compliant by the end of 1998, although no assurances are made that this goal will be met. As part of its initial phase of its Year 2000 readiness, the Company installed Oracle applications and database. In order to complete the Year 2000 readiness program for it's information systems, the Company in October 1998, began the upgrade of its existing Oracle applications (Version 10.6) to release 10.7. The Company does not anticipate that amounts incurred in connections with Year 2000 compliance program will be material to its financial condition or results of operations and anticipates completing the upgrade by December 1998. The Company does not believe that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control, including without limitation, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. For Year 2000 issues which, if not timely resolved, could have a significant impact on the Company's operations, the Company intends to develop contingency plans. Those plans will be designed to minimize the impact of failure to achieve Year 2000 compliance. Those contingency plans are expected to be reasonably developed in early calendar 1999.

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

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT & SA. The Company's Revolving Credit Facility is a $2 million line of credit with an interest rate based on the prime rate (currently 8.0%). It expires on February 1, 1999. Because the interest rate on the Revolving Credit Facility is variable, the Company' cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of September 25, 1998, the Company's outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not likely have a material effect.

              Sensitivity Analysis

To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company had a $1 million balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $6,666. If the prime rate rose 100 basis points, the monthly interest payment would equal $7,500. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

      Not applicable.


Item 2.  Changes in Securities

      Not applicable.


Item 3.  Defaults upon Senior Securities

      Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.


Item 5.  Other Information

      Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

         27.1  Financial Data Schedule

      (b) There were no reports on Form 8-K filed during the three months ended September 25, 1998.

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






                                            EDELBROCK CORPORATION
                                            ------------------------------------
                                            Registrant



Date:   November 6, 1998                    JEFFREY L. THOMPSON
                                            ------------------------------------
                                            Jeffrey L. Thompson
                                            Executive Vice President,
                                            Chief Operating Officer and
                                            Director