Form 10-Q
period 1998-12-25
EDELBROCK CORP
filed 1999-02-04
CIK 929037

 DRAFT COPY-11
 Updated 2/02/99
   9:00 p.m.
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 25, 1998 Commission File Number 34-24802


                              EDELBROCK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                       33-0627520
     -------------------------------                   ----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)


2700 California Street, Torrance, California                    90503
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


As of February 4, 1999, the Company had 5,251,930 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 25, 1998
                                      INDEX




Part I   FINANCIAL STATEMENTS                                                        Page
         --------------------                                                        ----

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of December 25, 1998
                    and June 30, 1998...............................................   3

                  Consolidated Statements of Income for the Three Months
                     and Six Months Ended December 25, 1998 and 1997................   4

                  Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended December 25, 1998 and 1997 ........................   5

                  Notes to Consolidated Interim Financial Statements ...............   6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..........................................   7-11

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........   12


Part II  OTHER INFORMATION   .......................................................   13-15
         -----------------

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             December 25,            June 30,
                                                                 1998                  1998
                                                             --------------         -----------
                                                              (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents...........................         $4,165,000          $8,370,000
    Accounts receivable, net ...........................         23,334,000          21,222,000
    Inventories ........................................         16,935,000          16,776,000
    Prepaid expenses and other..........................          1,363,000           1,288,000
                                                             --------------         -----------
Total current assets....................................         45,797,000          47,656,000

Property, plant and equipment, net......................         35,365,000          35,676,000
Other ..................................................          1,495,000           1,643,000
                                                             --------------         -----------
Total assets  ..........................................        $82,657,000         $84,975,000
                                                             ==============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable....................................        $10,572,000         $14,724,000
    Accrued expenses ...................................          2,650,000           3,610,000
    Current portion of long-term debt  .................             62,000              62,000
                                                             --------------         -----------
Total current liabilities...............................         13,284,000          18,396,000

Long-term debt..........................................          2,093,000           2,123,000
Deferred income taxes ..................................          2,790,000           2,725,000

Shareholders' equity ...................................         64,490,000          61,731,000
                                                             --------------         -----------
Total liabilities and shareholders' equity .............        $82,657,000         $84,975,000
                                                             ==============         ===========


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                             Three months ended                  Six months ended
                                                 December 25,                      December 25,
                                       --------------------------------   -------------------------------

                                            1998             1997             1998              1997
                                       ---------------   --------------   --------------    -------------

Revenues............................       $25,602,000      $22,805,000      $48,197,000      $43,243,000
Cost of sales.......................        15,789,000       14,181,000       29,334,000       26,608,000
                                       ---------------   --------------   --------------    -------------
    Gross profit....................         9,813,000        8,624,000       18,863,000       16,635,000
                                       ---------------   --------------   --------------    -------------
Operating expenses
    Selling, general and
     administrative.................         6,403,000        5,404,000       12,675,000       11,073,000
    Research and development........           763,000          608,000        1,441,000        1,175,000
    Write-off of uncollectible
     receivable.....................           400,000        1,878,000          400,000        1,878,000
                                       ---------------   --------------   --------------    -------------
    Total operating expenses .......         7,566,000        7,890,000       14,516,000       14,126,000
                                       ---------------   --------------   --------------    -------------
Operating income....................         2,247,000          734,000        4,347,000        2,509,000
Interest expense....................            51,000           69,000          102,000          138,000
Interest income.....................            66,000           83,000          172,000          192,000
                                       ---------------   --------------   --------------    -------------
Income before taxes on income.......         2,262,000          748,000        4,417,000        2,563,000
Taxes on income.....................           838,000          275,000        1,635,000          948,000
                                       ---------------   --------------   --------------    -------------
Net income .........................        $1,424,000         $473,000       $2,782,000       $1,615,000
                                       ===============   ==============   ==============    =============
Basic net income per share .........             $0.27            $0.09            $0.53            $0.31
                                       ===============   ==============   ==============    =============
Diluted net income per share .......             $0.27            $0.09            $0.52            $0.30
                                       ===============   ==============   ==============    =============
Basic weighted average number
 of shares outstanding .............         5,249,000        5,250,000        5,253,000        5,250,000
                                       ===============   ==============   ==============    =============
Diluted weighted average number
of shares outstanding ..............         5,309,000        5,389,000        5,311,000        5,398,000
                                       ===============   ==============   ==============    =============


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Six months ended
                                                                      December 25,
                                                              ---------------------------
                                                                1998              1997
                                                              ----------       ----------

Increase (Decrease) in Cash and Cash Equivalents
Operating activities
    Net income .........................................      $2,782,000       $1,615,000
    Write-off of uncollectible receivable ..............         400,000        1,878,000
    Depreciation and amortization.......................       2,207,000        1,983,000
    Net change in operating assets and liabilities......      (7,792,000)      (7,698,000)
                                                            ------------      -----------
Net cash used in operating activities ..................      (2,403,000)      (2,222,000)
                                                            ------------      -----------

Investing activities
    Capital expenditures................................      (1,897,000)      (4,113,000)
    Other ..............................................         183,000          279,000
                                                            ------------      -----------
Net cash used in investing activities ..................      (1,714,000)      (3,834,000)
                                                            ------------      -----------

Financing activities
    Proceeds from issuance of common stock
        under stock option plan ........................         154,000           25,000
    Payments to acquire treasury stock .................        (212,000)             -0-
    Debt repayments ....................................         (30,000)         (28,000)
                                                            ------------      -----------
    Net cash used in financing activities ..............         (88,000)          (3,000)
                                                            ------------      -----------
Net decrease in cash and cash equivalents ..............      (4,205,000)      (6,059,000)
Cash and cash equivalents at beginning of period........       8,370,000        9,744,000
                                                            ============      ===========
Cash and cash equivalents at end of period .............      $4,165,000       $3,685,000
                                                            ============      ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest............................................        $102,000         $139,000
                                                            ============      ===========
    Income taxes........................................      $2,200,000       $1,850,000
                                                            ============      ===========


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at December 25, 1998 and for the three and six month periods ended December 25, 1998, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1998 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1998 (File No. 0-24802). Certain amounts have been reclassified to conform to the December 25, 1998 presentation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and six month periods ended December 25, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2 - INVENTORIES

Inventories at December 25, 1998 and June 30, 1998 consisted of the following:


                                                      December 25,         June 30,
                                                      ------------        -----------
                                                      (Unaudited)
         Raw materials............................... $10,470,000         $10,493,000
         Work in process.............................   1,085,000             930,000
         Finished goods..............................   5,380,000           5,353,000
                                                      -----------         -----------
                                                      $16,935,000         $16,776,000
                                                      ===========         ===========


NOTE 3 - LEGAL PROCEEDINGS

On January 6, 1999, Edelbrock was served with a complaint filed by Super Shops, Inc. ("Super Shops") in the United Sates Bankruptcy court for the Central District of California wherein Super Shops seeks to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to Edelbrock in the ninety days prior to the commencement of Super Shops' chapter 11 case under the United States Bankruptcy code, 11 U.S.C. Sections 101-1330 (the
"Bankruptcy Code"). As previously disclosed, in September 1997, Super Shops filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code. At the time of Super Shops' filing, Edelbrock was one of Super Shop's largest unsecured creditors and, in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. Edelbrock intends vigorously to defend this preference action and believes that it has numerous valid defenses to Super Shops' claims including, without limitation, that the payments by Super Shops to Edelbrock were made in the ordinary course of business and that Edelbrock provided significant new value to Super Shops after the date on which the allegedly preferential transfers were received. Edelbrock believes that the claims made by Super Shops ultimately will be disposed of in a manner which will not have a material adverse effect upon the business or financial position of Edelbrock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and six months ended December 25, 1998. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.


      Overview

The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, Performer IAS Shock Absorbers and other performance components for most domestic V8 and selected V6 engines. The Company currently offers over 1,800 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and selected off-road motorcycles.

In May 1997, the Company entered the performance shock absorber aftermarket utilizing RICOR Racing and Development, L.P.'s patented "inertia sensitive system." The Company is currently producing shock absorbers for 163 different two-and four-wheel drive applications for Ford, Chevrolet, Chrysler and selected foreign manufactured vehicles.

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

In September 1998, the Company announced its intent to construct a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facilities in Torrance, California. The Company expects this facility to be fully operational in July 1999.

    Seasonality

The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters.

THREE MONTHS ENDED DECEMBER 25, 1998, COMPARED TO THREE MONTHS ENDED
      DECEMBER 25, 1997:

      Revenues

Revenues increased 12.3% to $25.6 million for the three months ended December 25, 1998 from $22.8 million for the same period of 1997. This increase was primarily the result of an increase of approximately $1.0 million, or 11.6%, in the sale of Edelbrock Performer Series carburetors; an increase of approximately $.4 million, or 21.2%, in the sale of aluminum automotive cylinder heads, an increase of approximately $1.5 million, or 24.2%, in the sale of aluminum intake manifolds, and an increase of approximately $.3 million, or 68.5% in the sale of Performer IAS Shock Absorbers.

    Cost of Sales

Cost of sales increased 11.3% to $15.8 million for the three months ended December 25, 1998 from $14.2 million for the same period of 1997. As a percent of revenues, cost of sales decreased to 61.7% for the three months ended December 25, 1998 from 62.2% for the same period of 1997. This decrease in cost of sales was primarily due to a favorable change in product sales mix toward Company manufactured products for which the Company achieves higher margins.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 18.5% to $6.4 million for the three months ended December 25, 1998 from $5.4 million for the same period of 1997. This increase was primarily due to increased advertising expense and sales commissions associated with increased sales and costs associated with the Company's implementation of the QS9000 quality standard. As a percent of revenues, selling, general and administrative expense increased to 25.0% for the three months ended December 25, 1998 from 23.7% for the same period of 1997.


    Research and Development Expense

Research and development expense increased 25.5% to $763,000 for the three months ended December 25, 1998 from $608,000 for the same period of 1997. As a percent of revenues, research and development expense increased to 3.0% for the three months ended December 25, 1998 from 2.7% for the same period of 1997. This increase was primarily due to the addition of personnel to the Company's research and development staff to meet the rising demand for its products.

    Write-off of Uncollectible Receivable

In December 1998, the Company wrote-off approximately $400,000 of unsecured trade receivables relating to Champion Auto Stores, Inc. a Minnesota based automotive parts retailer who filed for voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in May 1998 and was further converted to Chapter 7 Liquidation in December 1998. The $400,000 write-off represents all of the outstanding receivable balance, a portion of which was previously reserved.

In December 1997, the Company wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops, Inc., which filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and further obtained court approval in February 1998 to begin a "Going Out of Business Sale" under Chapter 11 of the Federal Bankruptcy Code.

    Interest Expense

Interest expense decreased 26.1% to $51,000 for the three months ended December 25, 1998 from $69,000 for the same period of 1997. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

    Interest Income

Interest income decreased 20.5% to $66,000 for the three months ended December 25, 1998 from $83,000 for the same period in 1997. The decrease was primarily due to a decrease in the balance of the Company's excess working capital investments.

    Taxes on Income

The provision for income taxes increased to $838,000 for the three months ended December 25, 1998 from $276,000 million for the 1997 period. The effective tax rate for both periods was approximately 37%.

    Net Income

The Company's net income for the three months ended December 25, 1998 increased 201.1% to $1.4 million from $473,000 for the same period of 1997. This increase was primarily the result of the decrease in the write-off of the uncollectible receivable as compared to the prior year as mentioned above.

SIX MONTHS ENDED DECEMBER 25, 1998, COMPARED TO SIX MONTHS ENDED
    DECEMBER 25, 1997

    Revenues

Revenues increased 11.5% to $48.2 million for the six months ended December 25, 1998 from $43.2 million for the same period of 1997. This increase was primarily the result of an increase of approximately $1.8 million, or 10.7%, in the sale of Edelbrock Performer Series carburetors, an increase of approximately $984,000 or 26.5%, in the sale of aluminum cylinder heads, an increase of approximately $2.3 million, or 18.8%, in the sale of aluminum intake manifolds, and an increase of approximately $780,000, or 112.7% in the sale of Performer IAS shock absorbers.

    Cost of Sales

Cost of sales increased 10.2% to $29.3 million for the six months ended December 25, 1998 from $26.6 million for the same period of 1997. As a percent of revenues, cost of sales decreased to 60.9% for the six months ended December 25, 1998 from 61.5% for the same period of 1997. This decrease in cost of sales was primarily due to favorable change in product sales mix toward Company manufactured products for which the Company achieves higher margins.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 14.5% to $12.7 million for the six months ended December 25, 1998 from $11.1 million for the same period of 1997. This increase was due primarily to increased sales commissions and freight costs associated with increased sales increases in advertising expenditures and costs associated with the Company's implementation of the QS9000 quality standard. As a percent of revenues, selling, general and administrative expense increased to 26.3% for the six months ended December 25, 1998 from 25.6% for the same period of 1997.

    Research and Development Expense

Research and development expense increased 22.6% to $1.44 million for the six months ended December 25, 1998 from $1.18 million for the same period of 1997. As a percent of revenues, research and development expense increased to 3.0% for the six months ended December 25, 1998 from 2.7% for the same period of 1997. This increase was primarily due to the addition of personnel to the Company's research and development staff to meet the rising demand for its products.

    Write-off of Uncollectible Receivable

In December 1998, the Company wrote-off approximately $400,000 of unsecured trade receivables relating to Champion Auto Stores, Inc.a Minnesota based automotive parts retailer who filed for voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in May 1998 and was further converted to Chapter 7 Liquidation in December 1998. The $400,000 write-off represents all of the outstanding receivable balance, a portion of which was previously reserved.

In December 1997, the Company wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops, Inc., which filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and further obtained court approval in February 1998 to begin a "Going Out of Business Sale" under Chapter 11 of the Federal Bankruptcy Code.

    Interest Expense

Interest expense decreased 26.1% to $102,000 for the six months ended December 25, 1998 from $138,000 for the same period of 1997. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.


    Interest Income

Interest income decreased 10.4% to $172,000 for the six months ended December 25, 1998 from $192,000 for the same period in 1997. This decrease was primarily due to a decrease in the balance of the Company's excess working capital investments.

    Taxes on Income

The provision for income taxes increased to $1.6 million for the six months ended December 25, 1998 from $948,000 for the 1997 period. The effective tax rate for both periods was approximately 37%.

    Net Income

The Company's net income for the six months ended December 25, 1998 increased 72.3% to $2.8 million from $1.6 million for the same period of 1997. This increase was primarily the result of the decrease in the write-off of the uncollectible receivable as compared to the prior year as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's $2.0 million revolving credit facility ("Revolving Credit Facility") which expires on February 1, 2000. Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

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

YEAR 2000 COMPLIANCE

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue," and the Company is addressing this issue on several different fronts. First, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Second, the Company has established a separate team to coordinate solutions to the Year 2000 issue for its own internal information systems, for which it has completed all remediation for Year 2000 compliance in the fourth calendar quarter of 1998. As part of its initial phase of its Year 2000 readiness, the Company installed Oracle applications and database. In order to complete the Year 2000 readiness program for it's information systems, the Company upgraded its existing Oracle applications (Version 10.6) to release
10.7. Amounts incurred in connection with the Year 2000 compliance program were not material to its financial condition or results of operations. The Company does not believe that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control, including without limitation, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. For Year 2000 issues which, if not timely resolved, could have a significant impact on the Company's operations, the Company intends to develop contingency plans. Those plans will be designed to minimize the impact of failure to achieve Year 2000 compliance. Those contingency plans are expected to be reasonably developed in early calendar 1999.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT & SA. The Company's Revolving Credit Facility is a $2 million line of credit with an interest rate based on the prime rate (currently 7.75%). It expires on February 1, 2000. Because the interest rate on the Revolving Credit Facility is variable, the Company' cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of December 25, 1998, the Company's outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not likely have a material effect.

    Sensitivity Analysis

To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company had a $1 million balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $6,458. If the prime rate rose 100 basis points, the monthly interest payment would equal $7,292. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      On January 6, 1999, Edelbrock was served with a complaint filed by Super Shops, Inc. ("Super Shops") in the United Sates Bankruptcy court for the Central District of California wherein Super Shops seeks to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to Edelbrock in the ninety days prior to the commencement of Super Shops' chapter 11 case under the United States Bankruptcy code, 11 U.S.C. Sections 101-1330 (the "Bankruptcy Code"). As previously disclosed, in September 1997, Super Shops filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code. At the time of Super Shops' filing, Edelbrock was one of Super Shop's largest unsecured creditors and, in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops.

      Edelbrock intends vigorously to defend this preference action and believes that it has numerous valid defenses to Super Shops' claims including, without limitation, that the payments by Super Shops to Edelbrock were made in the ordinary course of business and that Edelbrock provided significant new value to Super Shops after the date on which the allegedly preferential transfers were received. Edelbrock believes that the claims made by Super Shops ultimately will be disposed of in a manner which will not have a material adverse effect upon the business or financial position of Edelbrock.

Item 2.  Changes in Securities

      Not applicable.

Item 3.  Defaults upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 18, 1998, the Company held its Annual Meeting of Shareholders in Torrance, California. At that meeting, the shareholders elected all eight directors nominated by the Board of Directors. The number of votes cast for or against for each director were as follows:

                                                   Number of Votes Cast
                                                 ------------------------
                                                   For            Against
                                                 ---------        -------
O. Victor Edelbrock                              4,468,750          2,501
Jeffrey L. Thompson                              4,468,750          2,501
Aristedes T. Feles                               4,468,750          2,501
Cathleen Edelbrock                               4,468,750          2,501
E. A. Breitenbach                                4,468,750          2,501
Jerry Herbst                                     4,468,750          2,501
Alexander Michalowski                            4,468,750          2,501
Richard M. Wilbur                                4,468,750          2,501

In addition, the shareholders approved by a vote of 4,462,958 for, and 2,195 against, the ratification of the appointment of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ending June 30, 1999.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits

      10.1 Amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT and SA

      10.2 Purchasing Agreement between Edelbrock Corporation and Magneti Marelli, USA, Inc.

      27.1  Financial Data Schedule

      Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended December 25, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                               EDELBROCK CORPORATION
                                               Registrant



Date:   February  4, 1999                       JEFFREY L. THOMPSON
                                                ------------------------------
                                                Jeffrey L. Thompson
                                                Executive Vice President,
                                                Chief Operating Officer and
                                                Director