Form 10-Q
period 1999-03-25
EDELBROCK CORP
filed 1999-05-06
CIK 929037

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 25, 1999    Commission File Number 34-24802


                              EDELBROCK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                         33-0627520
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)


2700 California Street, Torrance, California                       90503
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



                              Yes [X]   No  [ ]


As of May 6, 1999, the Company had 5,243,439 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 25, 1999
                                      INDEX



Part I   FINANCIAL STATEMENTS                                                           Page
                                                                                        ----
         Item 1.  Interim Financial Statements

                  Condensed Consolidated Balance Sheets as of March 25, 1999
                    and June 30, 1998...............................................      3

                  Consolidated Statements of Income for the Three Months
                     and Nine Months Ended March 25, 1999 and 1998..................      4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                    Months Ended March 25, 1999 and 1998 ...........................      5

                  Notes to Consolidated Financial Statements .......................      6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..........................................   7-12

Part II  OTHER INFORMATION..........................................................     13

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 25,         June 30,
                                                      1999              1998
                                                  -----------        -----------
                                                 (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents ............        $ 4,217,000        $ 8,370,000
    Accounts receivable, net .............         28,792,000         21,222,000
    Inventories ..........................         16,348,000         16,776,000
    Prepaid expenses and other ...........          1,448,000          1,288,000
                                                  -----------        -----------
Total current assets .....................         50,805,000         47,656,000
Property, plant and equipment, net .......         35,529,000         35,676,000
Other ....................................          1,349,000          1,643,000
                                                  -----------        -----------
Total assets .............................        $87,683,000        $84,975,000
                                                  ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable .....................        $12,848,000        $14,724,000
    Accrued expenses .....................          3,555,000          3,610,000
    Current portion of long-term debt ....             67,000             62,000
                                                  -----------        -----------
Total current liabilities ................         16,470,000         18,396,000
Long-term debt ...........................          2,072,000          2,123,000
Deferred income taxes ....................          2,832,000          2,725,000

Shareholders' equity .....................         66,309,000         61,731,000
                                                  -----------        -----------
Total liabilities and shareholders' equity        $87,683,000        $84,975,000
                                                  ===========        ===========



The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three months ended                    Nine months ended
                                                            March 25,                            March 25,
                                                 ------------------------------        ------------------------------
                                                     1999              1998               1999                1998
                                                 -----------        -----------        -----------        -----------
Revenues ................................        $26,973,000        $22,837,000        $75,170,000        $66,080,000

Cost of sales ...........................         16,480,000         13,697,000         45,814,000         40,305,000
                                                 -----------        -----------        -----------        -----------
    Gross profit ........................         10,493,000          9,140,000         29,356,000         25,775,000
                                                 -----------        -----------        -----------        -----------

Operating expenses
    Selling, general and administrative .          6,733,000          5,699,000         19,408,000         16,771,000
    Research and development ............            746,000            590,000          2,187,000          1,765,000
    Write-off of uncollectible receivable                -0-                -0-            400,000          1,878,000
    Settlement expense (Note 3) .........            190,000                -0-            190,000                -0-
                                                 -----------        -----------        -----------        -----------

    Total operating expenses ............          7,669,000          6,289,000         22,185,000         20,414,000
                                                 -----------        -----------        -----------        -----------

Operating income ........................          2,824,000          2,851,000          7,171,000          5,361,000

Interest expense ........................             50,000             68,000            152,000            206,000
Interest income .........................             56,000             29,000            228,000            221,000
                                                 -----------        -----------        -----------        -----------

Income before taxes on income ...........          2,830,000          2,812,000          7,247,000          5,376,000

Taxes on income .........................          1,046,000          1,040,000          2,681,000          1,989,000
                                                 -----------        -----------        -----------        -----------


Net income ..............................        $ 1,784,000        $ 1,772,000        $ 4,566,000        $ 3,387,000
                                                 ===========        ===========        ===========        ===========

Basic net income per share ..............        $      0.34        $      0.34        $      0.87        $      0.65
                                                 ===========        ===========        ===========        ===========
Diluted net income per share ............        $      0.34        $      0.33        $      0.86        $      0.63
                                                 ===========        ===========        ===========        ===========

Basic weighted average number
  of shares outstanding .................          5,257,000          5,253,000          5,255,000          5,251,000
  Effect of diluted stock options and
    warrants ............................             49,000            145,000             55,000            147,000
                                                 -----------        -----------        -----------        -----------

Diluted weighted average number
  of shares outstanding .................          5,306,000          5,398,000          5,310,000          5,398,000
                                                 ===========        ===========        ===========        ===========



The accompanying notes are an integral part of the interim financial statements.

                             EDELBROCK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Nine months ended
Increase (Decrease) in Cash and Cash Equivalents                           March 25,
                                                               -------------------------------
                                                                   1999                1998
                                                               -----------         -----------
Operating activities
    Net income ........................................        $ 4,566,000         $ 3,387,000
    Write-off of uncollectible receivable .............            400,000           1,878,000
    Depreciation and amortization .....................          3,452,000           3,130,000
    Net change in operating assets and liabilities ....         (9,548,000)         (5,503,000)
                                                               -----------         -----------
Net cash provided by (used in) operating activities ...         (1,191,000)          2,892,000
                                                               -----------         -----------

Investing activities
    Capital expenditures ..............................         (3,304,000)         (6,111,000)
    Other .............................................            411,000             357,000
                                                               -----------         -----------
Net cash used in investing activities .................         (2,893,000)         (5,754,000)
                                                               -----------         -----------

Financing activities
    Proceeds from issuance of common stock
        under stock option plan .......................            234,000             146,000
    Payments to acquire treasury stock ................           (222,000)                -0-
    Debt repayments ...................................            (46,000)            (42,000)
                                                               -----------         -----------
    Net cash provided by (used in) financing activities            (34,000)            104,000
                                                               -----------         -----------

Net decrease in cash and cash equivalents .............         (4,153,000)         (2,758,000)
Cash and cash equivalents at beginning of period ......          8,370,000           9,744,000
                                                               -----------         -----------
Cash and cash equivalents at end of period ............        $ 4,217,000         $ 6,986,000
                                                               ===========         ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest ..........................................        $   152,000         $   206,000
                                                               ===========         ===========
    Income taxes ......................................        $ 3,050,000         $ 1,869,000
                                                               ===========         ===========



The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company" or "Edelbrock") at March 25, 1999 and for the three and nine month periods ended March 25, 1999, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1998 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1998 (File No. 0-24802). Certain amounts have been reclassified to conform to the March 25, 1999 presentation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for a complete presentation, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and nine month periods ended March 25, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2 - INVENTORIES

Inventories at March 25, 1999 and June 30, 1998 consisted of the following:

                                        March 25,             June 30,
                                       -----------          -----------
                                       (Unaudited)
         Raw materials ......          $ 9,307,000          $10,493,000
         Work in process ....              818,000              930,000
         Finished goods .....            6,223,000            5,353,000
                                       -----------          -----------
                                       $16,348,000          $16,776,000
                                       ===========          ===========

NOTE 3 - LEGAL PROCEEDINGS

As previously disclosed, in September 1997, Super Shops, Inc. ("Super Shops") filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy code, 11 U.S.C. Section Section 101-l330 (the "Bankruptcy Code"). At the time of Super Shops' filing, the Company was one of Super Shops' largest unsecured creditors and in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops' Chapter 11 case. In March 1999, the Company offered to settle this claim with Super Shops. The terms of the offer include a cash settlement in the amount of $190,000 payable in eight equal monthly installments, and Edelbrock will forgo its claim for potential recovery of its unsecured trade receivable from Super Shops. The Company has been informed that Super Shops has accepted such settlement offer subject to bankruptcy court approval. As of May 6, 1999, there has been no court objection to the settlement offer. There can be no assurance that the bankruptcy court will approve such settlement terms. If the bankruptcy court fails to approve such settlement terms, there can be no assurance that final resolution of such claim will not have a material adverse effect on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended March 25, 1999. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.


      Overview

The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, Performer IAS Shock Absorbers and other performance components for most domestic V8 and selected V6 engines. The Company currently offers over 2,000 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and offroad motorcycles.

In May 1998, the Company entered the performance shock absorber aftermarket utilizing RICOR Racing and Development, L.P.'s patented "inertia sensitive system." The Company is currently producing shock absorbers for approximately 200 different two-and four-wheel drive applications for Ford, Chevrolet, Chrysler and various foreign manufactured vehicles.

      Product Mix

The Company manufactures its own products and purchases other products designed to the Company's specifications from third-party manufacturers for subsequent packaging and distribution to the Company's customers. Generally, the Company can achieve a higher margin on those products which it manufactures as compared to those purchased from third-party manufacturers. Accordingly, the Company's results of operations in any given period are affected by product mix of the Company's sales during the period.

      Manufacturing Capacity

During the most recent peak manufacturing period, the Company used substantially all of its manufacturing capability for producing its specialty performance automotive and motorcycle aftermarket parts.

In February 1999, the Company began construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facilities in Torrance, California. The Company expects this facility to be fully operational in September 1999. The Company will convert the existing 30,000 square foot distribution center at its Company headquarters in Torrance into additional manufacturing space.

      Seasonality

The Company's sales are subject to seasonal variations. Customer orders and sales are typically greatest in the third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters.

THREE MONTHS ENDED MARCH 25, 1999, COMPARED TO THREE MONTHS ENDED
MARCH 25, 1998:

      Revenues

Revenues increased 18.1% to $27.0 million for the three months ended March 25, 1999 from $22.8 million for the same period of 1998. This increase was primarily the result of an increase of approximately $1.6 million, or 18.7%, in the sale of Edelbrock Performer Series carburetors; an increase of approximately $1.1 million, or 62.6 %, in the sale of aluminum automotive cylinder heads, and an increase of approximately $1.0 million, or 14.4%, in the sale of aluminum automotive intake manifolds.

    Cost of Sales

Cost of sales increased 20.3% to $16.5 million for the three months ended March 25, 1999 from $13.7 million for the same period of 1998. As a percent of revenues, cost of sales increased to 61.1% for the three months ended March 25, 1999 from 60.0% for the same period of 1998. This increase in cost of sales was primarily due to an increase in sales of Edelbrock carburetors for which the company achieves a lower margin and an increase in labor cost and depreciation expense associated with the acquisition and operation of new manufacturing capital equipment.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 18.1% to $6.7 million for the three months ended March 25, 1999 from $5.7 million for the same period of 1998. This increase was primarily due to increased advertising expense and sales commissions. As a percent of revenues, selling, general and administrative expense was 25.0% for the three months ended March 25, 1999 and 1998.

    Research and Development Expense

Research and development ("R & D") expense increased 26.4% to $746,000 for the three months ended March 25, 1999 from $590,000 for the same period of 1998. As a percent of revenues, R & D expense increased to 2.8% for the three months ended March 25, 1999 from 2.6% for the same period of 1998. The increase is mainly attributed to an increase in depreciation for R & D equipment.

    Settlement Expense

As previously disclosed, in September 1997, Super Shops Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy code, 11 U.S.C. Section Section 101-l330 (the "Bankruptcy Code"). At the time of Super Shops' filing, the Company was one of Super Shops' largest unsecured creditors and in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops' Chapter 11 case. In March 1999, the Company offered to settle this claim with Super Shops. The terms of the offer include a cash settlement in the amount of $190,000 payable in eight equal monthly installments, and Edelbrock will forgo its claim for potential recovery of its unsecured trade receivable from Super Shops. The Company has been informed that Super Shops has accepted such settlement offer subject to bankruptcy court approval. As of May 6, 1999, there has been no court objection to the settlement offer. There can be no assurance that the bankruptcy court will approve such settlement terms. If the bankruptcy court fails to approve such settlement terms, there can be no assurance that final resolution of such claim will not have a material adverse effect on the Company's results of operations.

    Interest Expense

Interest expense decreased 26.5% to $50,000 for the three months ended March 25, 1999 from $68,000 for the same period of 1998. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

    Interest Income

Interest income increased to $56,000 for the three months ended March 25, 1999 compared to $29,000 in the same period for 1998. The increase was the result of an increase in the balance of the Company's excess working capital investments.

    Taxes on Income

The provision for income taxes was $1.0 million for the three months ended March 25, 1999 and 1998. The effective tax rate for both periods was approximately 37%.

    Net Income

The Company's net income for the three months ended March 25, 1999 as compared to the same period of 1998 remained substantially unchanged at $1.8 million. Net income for the current quarter was primarily affected by increased cost of sales and R & D expenses as well as the settlement expense, as noted above.

NINE MONTHS ENDED MARCH 25, 1999, COMPARED TO NINE MONTHS ENDED MARCH 25, 1998

    Revenues

Revenues increased 13.8% to $75.2 million for the nine months ended March 25, 1999 from $66.1 million for the same period of 1998. This increase was primarily the result of an increase of approximately $0.6 million, or 61.5%, in the sale of shock absorbers; an increase of $3.4 million, or 13.4%, in the sale of Edelbrock Performer Series carburetors; an increase of approximately $2.1 million, or 38.0%, in the sale of aluminum automotive cylinder heads; and, an increase of approximately $3.3 million, or 17.2%, in the sale of aluminum automotive intake manifolds.

    Cost of Sales

Cost of sales increased 13.7% to $45.8 million for the nine months ended March 25, 1999 from $40.3 million for the same period of 1998. This increase in cost of sales was primarily due to an increase in labor costs and depreciation expense associated with the acquisition of new manufacturing capital equipment. As a percent of revenues, cost of sales was 61.0% for the nine months ended March 25, 1999 and 1998.

    Selling, General and Administrative Expense

Selling, general and administrative expense increased 15.7% to $19.4 million for the nine months ended March 25, 1999 from $16.8 million for the same period of 1998. As a percent of revenues, selling, general and administrative expense increased to 25.8% for the nine months ended March 25, 1999 from 25.4% for the same period of 1998. This increase was due primarily to increased sales commissions associated with increased sales, increases in advertising expenditures, and costs associated with the upgrade of the company's database system and company wide implementation of the QS-9000 quality standard.

    Research and Development Expense

Research and development ("R & D") expense increased to $2.2 million for the nine months ended March 25, 1999 compared to $1.8 million for the same period of 1998. As a percent of revenues, R & D expense increased to 2.9% for the nine months ended March 25, 1999 from 2.7% for the same period of 1998. The increase is mainly attributed to an increase in depreciation for R & D equipment.

    Write-off of Uncollectible Receivable

In December 1998, the Company wrote-off approximately $400,000 of unsecured trade receivables relating to Champion Auto Stores, Inc., a Minnesota-based automotive parts retailer, who filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in May 1998 and was further converted to Chapter 7 Liquidation in December 1998. The $400,000 write-off represents all of the outstanding receivable balance, a portion of which was previously reserved.

In December 1997, the Company wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops, Inc., which filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and further obtained court approval in February 1998 to begin a "Going Out of Business Sale" under Chapter 11 of the Federal Bankruptcy Code.

    Settlement Expense

As previously disclosed, in September 1997, Super Shops Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy code, 11 U.S.C. Section Section 101-l330 (the "Bankruptcy Code"). At the time of Super Shops' filing, the Company was one of Super Shops' largest unsecured creditors and in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops' Chapter 11 case. In March 1999, the Company offered to settle this claim with Super Shops. The terms of the offer include a cash settlement in the amount of $190,000 payable in eight equal monthly installments, and Edelbrock will forgo its claim for potential recovery of its unsecured trade receivable from Super Shops. The Company has been informed that Super Shops has accepted such settlement offer subject to bankruptcy court approval. As of May 6, 1999, there has been no court objection to the settlement offer. There can be no assurance that the bankruptcy court will approve such settlement terms. If the bankruptcy court fails to approve such settlement terms, there can be no assurance that final resolution of such claim will not have a material adverse effect on the Company's results of operations.

    Interest Expense

Interest expense decreased 26.2% to $152,000 for the nine months ended March 25, 1999 from $206,000 for the same period of 1998. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

    Interest Income

Interest income increased 3.2 % to $228,000 for the nine months ended March 25, 1999 from $221,000 for the same period in 1998. This increase was primarily due to an increase in the balance of the Company's excess working capital investments.

    Taxes on Income

The provision for income taxes increased to $2.7 million for the nine months ended March 25, 1999 from $2.0 million for the 1998 period. The effective tax rate for both periods was approximately 37%.

    Net Income

The Company's net income for the nine months ended March 25, 1999 increased 34.8% to $4.6 million from $3.4 million for the same period of 1998. This increase in net income for the current year was primarily the result of the difference in the write-off amount of the uncollectible receivables from the current period as compared to the prior year, as noted above.

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

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company anticipates making capital expenditures of approximately $5.5 - $7.0 million in fiscal year 1999 primarily for construction of its new distribution facility and additional capital equipment to increase production capacity.

YEAR 2000 COMPLIANCE

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 or Y2K issue," and the Company is addressing this issue on several different fronts. First, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Second, the Company has established a separate team to coordinate solutions to the Year 2000 issue for its own internal information systems, for which it has completed all remediation for Year 2000 compliance in the fourth calendar quarter of 1998. As part of its initial phase of its Year 2000 readiness, the Company installed Oracle applications and database. In order to complete the Year 2000 readiness program for its information systems, the Company upgraded its existing Oracle applications (Version 10.6) to release 10.7. Amounts incurred in connection with the Year 2000 compliance program were not material to the Company's financial condition or results of operations. The Company does not believe that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control, including without limitation, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. For Year 2000 issues which, if not timely resolved, could have a significant impact on the Company's operations, the Company has developed contingency plans. These plans include utilizing alternative vendors and service providers and have been designed to minimize the impact of failure to achieve Year 2000 compliance.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT & SA. The Company's Revolving Credit Facility is a $2 million line of credit with an interest rate based on the prime rate (currently 7.75%). It expires on February 1, 2000. Because the interest rate on the Revolving Credit Facility is variable, the Company' cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of March 25, 1999, the Company's outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not likely have a material effect.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      As previously disclosed, in September 1997, Super Shops Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy code, 11 U.S.C. Sections 101-1330 (the "Bankruptcy Code"). At the time of Super Shops' filing, the Company was one of Super Shops' largest unsecured creditors and in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops' Chapter 11 case. In March 1999, the Company offered to settle this claim with Super Shops. The terms of the offer include a cash settlement in the amount of $190,000 payable in eight equal monthly installments, and Edelbrock will forgo its claim for potential recovery of its unsecured trade receivable from Super Shops. The Company has been informed that Super Shops has accepted such settlement offer subject to bankruptcy court approval. As of May 6, 1999, there has been no court objection to the settlement offer. There can be no assurance that the bankruptcy court will approve such settlement terms. If the bankruptcy court fails to approve such settlement terms, there can be no assurance that final resolution of such claim will not have a material adverse effect on the Company's results of operations.

Item 2.  Changes in Securities

      On February 19, 1999, for consideration of Amendment No. 4 to its Licensing Agreement with RICOR Racing and Development L.P. (RICOR), the Company amended its Warrant agreement with RICOR. The amendment accelerated the vesting scheduling allowing the 100,000 shares of warrants granted to RICOR to become fully exercisable at the date of the amendment. In addition, the Company also issued two new sets of warrants to RICOR. The first set consists of 11,501 shares of warrants to purchase Edelbrock common stock at $22.00 a share and expires in 5 years. The second set consists of 22,414 shares of warrants to purchase Edelbrock common stock at $18.00 a share and expires in 3 years. The foregoing issuances were issued in a transaction exempt from registration under the Securities Act of 1933 in accordance with the requirements of Section 4(2) thereof.

Item 3.  Defaults upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits

      10.1 Amendment No. 4 to License Agreement between Edelbrock Corporation, RICOR Racing and Development L.P., Ricor, Inc. and Mr. Don Richardson

      10.2 Amendment to Warrant Agreement dated February 2, 1996 between Edelbrock Corporation and RICOR Racing and Development L.P.

      27.1  Financial Data Schedule

      Reports on Form 8-K

      A report on Form 8-K was filed with the Securities and Exchange Commission on February 8, 1999 under Item 4. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       EDELBROCK CORPORATION
                                       -----------------------------------------
                                       Registrant



Date:   May 6, 1999                    ARISTEDES T. FELES
                                       -----------------------------------------
                                       Aristedes T. Feles
                                       Vice President Finance,
                                       Chief Financial Officer and
                                       Director