Form 10-Q/A
period 1999-03-25
EDELBROCK CORP
filed 1999-05-12
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 25, 1999    Commission File Number 34-24802
                               --------------                           --------


                              EDELBROCK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 33-0627520
     ------------------------------                 ----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification Number)


2700 California Street, Torrance, California                   90503
--------------------------------------------                   -----
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

                                 AMENDMENT NO. 1

Edelbrock Corporation hereby amends, as set forth below, its Quarterly Report on Form 10-Q for the quarterly period ended March 25, 1999 filed on May 6, 1999 to correct typographical errors shown on the line items "Net change in operating assets and liabilities" and "Net cash provided by (used in) operating activities" in its Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 25, 1999."

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Nine months ended
Increase (Decrease) in Cash and Cash Equivalents                       March 25,
                                                                -------------------------
                                                                   1999           1998
                                                                ----------     ----------
Operating activities
     Net income .............................................   $4,566,000     $3,387,000
     Write-off of uncollectible receivable ..................      400,000      1,878,000
     Depreciation and amortization...........................    3,452,000      3,130,000
     Net change in operating assets and liabilities..........   (9,644,000)    (5,503,000)
                                                                ----------    -----------
Net cash provided by (used in) operating activities .........   (1,226,000)     2,892,000
                                                                ----------    -----------

Investing activities
     Capital expenditures....................................   (3,304,000)    (6,111,000)
     Other ..................................................      411,000        357,000
                                                                ----------    -----------
Net cash used in investing activities .......................   (2,893,000)    (5,754,000)
                                                                ----------    -----------

Financing activities
     Proceeds from issuance of common stock
         under stock option plan ............................      234,000        146,000
     Payments to acquire treasury stock .....................     (222,000)           -0-
     Debt repayments ........................................      (46,000)       (42,000)
                                                                ----------    -----------
     Net cash provided by (used in) financing activities ....      (34,000)       104,000
                                                                ----------    -----------

Net decrease in cash and cash equivalents ...................   (4,153,000)    (2,758,000)
Cash and cash equivalents at beginning of period.............    8,370,000      9,744,000
                                                                ==========    ===========
Cash and cash equivalents at end of period ..................   $4,217,000     $6,986,000
                                                                ==========    ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for
     Interest................................................   $  152,000    $   206,000
                                                                ==========    ===========
     Income taxes............................................   $3,050,000    $ 1,869,000
                                                                ==========    ===========




The accompanying notes are an integral part of the interim financial statements.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                  EDELBROCK CORPORATION
                                                  Registrant



Date:    May 12, 1999                             ARISTEDES T. FELES
                                                  Aristedes T. Feles
                                                  Vice President Finance,
                                                  Chief Financial Officer and
                                                  Director