Form 10-K
period 1999-06-30
EDELBROCK CORP
filed 1999-09-24
CIK 929037

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)


[X]      ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1999

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

                                   Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part II of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of September 15, 1999, was approximately $29,245,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ Stock Market for that date). For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to beneficially own more than 5% of the registrant's Common Stock have been deemed affiliates.

On September 15, 1999, 5,221,939 shares of the Registrant's Common Stock, $.01 par value, were outstanding of which 1,966,047 were held by non-affiliates.

                       DOCUMENT INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                       PART I                                          Page

Item 1.              Business...........................................................  3

Item 2.              Properties.........................................................  5

Item 3.              Legal Proceedings..................................................  6

Item 4.              Submission of Matters To a Vote of Security Holders................  6

Additional Item:     Executive Officers of the Company..................................  7

                                     PART II

Item 5.              Market for the Company's Common Stock and Related
                     Shareholder Matters................................................  8

Item 6.              Selected Consolidated Financial Data...............................  9

Item 7.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................ 11

Item 7A.             Quantitative and Qualitative Disclosure About Market Risk.......... 18

Item 8.              Financial Statements and Supplementary Data........................ 18

Item 9.              Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure................................ 19

                                    PART III

Item 10.             Directors of the Company........................................... 19

Item 11.             Executive Compensation............................................. 19

Item 12.             Security Ownership of Certain Beneficial
                     Owners and Management.............................................. 19

Item 13.             Certain Relationships and Related Transactions..................... 19

                                     PART IV

Item 14.             Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K................................................ 19
Signatures           ................................................................... 22

                                     PART I

Item 1. Business

GENERAL

     Edelbrock Corporation (the "Company") is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, distributes and markets a wide range of high quality performance products, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other components designed for most domestic V8 and selected V6 engines. These products are designed to enhance street, off-road, recreational and competition vehicle performance through increased horsepower, torque and drivability. The Company also designs and markets products to enhance engine and vehicle appearance, such as chrome and polished aluminum air cleaners, valve covers and breathers. In 1994, the Company introduced performance aluminum cylinder heads and intake manifolds for the Harley-Davidson Evolution engine, which are distributed and marketed through over 5,000 Harley-Davidson performance shops nationwide. In 1995, the Company acquired substantially all of the assets of QwikSilver II, Inc. of Apple Valley, California, a manufacturer of aftermarket Harley-Davidson and other motorcycle carburetors and air cleaners.

     In May 1998, the Company entered the performance shock absorber market for a range of all aftermarket applications with certain restrictions utilizing RICOR Racing and Development, L.P.'s ("RICOR") patented "inertia active system." In connection therewith, the Company has entered into a royalty agreement with RICOR and issued warrants to purchase common stock of the Company. See Notes 5 and 8 of Notes to Consolidated Financial Statements.

     The Company's business strategy is to capitalize on recognition of the "Edelbrock" brand name and strong distribution network to expand its leading position in the specialty performance automotive and motorcycle aftermarket parts market. The Company plans to achieve its business objective by pursuing the following business strategies:

     o Broaden Application of Core Products

     o Expand Market Share in Compatible Product Lines

     o Expand Presence in Chain Stores

     o Introduce New Products

     o Expand Production Capacity

     o Reduce Manufacturing Costs through Vertical Integration and Automation

HISTORY

     The Company was founded in 1938 in Los Angeles by O. Victor Edelbrock, Sr. Mr. Edelbrock utilized his experience as a mechanic and a winning car racer to design and produce manifolds and cylinder heads. Upon his father's death in 1962, O. Victor Edelbrock, Jr., also a racing enthusiast who began designing manifolds in the 1960's, assumed his father's position as President and Chief Executive Officer of the Company. In 1967, the Company moved its operations to El Segundo, California. The Company continued designing and marketing new generations of manifolds throughout the 1960's and 1970's. In the 1980's, the Company expanded its product line to include camshaft kits, valve train parts, exhaust systems and other performance components, thus developing the "Total Power Package" line. In 1987, the Company moved to its present location in Torrance, California and in 1990 built its own sand-cast aluminum foundry in San Jacinto, California. In the 1990's, the Company has continued to expand its product lines to include carburetors, aluminum cylinder heads, aluminum water pumps, fuel-injected manifolds and aftermarket performance parts for Harley-Davidson motorcycles. In 1995, the Company completed the construction of a 37,000 square foot building in Torrance, California to house its exhaust products division and a 15,000 square foot facility to expand the Company's Foundry warehouse space in San Jacinto, California. In late 1997, the Company completed construction of a 45,000 square foot facility adjacent to its existing exhaust facility, which is being utilized primarily for the manufacture of shock absorbers, as well as to accommodate additional corporate expansion including warehouse overflow. In May 1998, the Company began production on a new line of performance aftermarket shock absorbers utilizing the aforementioned RICOR inertia active system.

     In July 1997, the Company completed construction of two facilities on Company owned property at its Foundry location in San Jacinto, California. A 12,000 square foot facility is being utilized for additional Foundry warehouse space and a 15,000 square foot facility houses the Company's "QwikSilver" motorcycle parts division, which was relocated from Apple Valley, California.

     In February 1999, the Company began construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility in Torrance, California. The Company expects this facility to be fully operational in October 1999. The Company will utilize the existing 30,000 square foot distribution area at its Company headquarters in Torrance for additional manufacturing capacity.

RESEARCH AND DEVELOPMENT

     The Company seeks to develop new products to respond to consumer demand, to increase performance characteristics of existing product lines and to enter into new product lines. For the fiscal years ended June 30, 1997, 1998, and 1999 research and development expenditures totalled $2,874,000, $2,972,000 and $3,237,000 respectively.

PRODUCTS

     The Company offers over 3,000 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use. The Company's products are designed to enhance the engine's performance through increased horsepower, torque and drivability primarily by improving induction of fuel and air into and exhaust out of the engine. The Company also designs and markets products to improve appearance.

     The Company's present lines include, among other items, intake manifolds, which accounted for 29% of the Company's revenues for each of the fiscal years 1997, 1998, and 1999, and carburetors, which accounted for 42%, 40%, and 39% of the Company's revenues for fiscal years 1997, 1998, and 1999, respectively. See "Item 6. Selected Consolidated Financial Data" for the Company's revenues, operating income and total assets for each of the last three years.

DISTRIBUTION, SALES AND MARKETING

     The Company has established a balanced nationwide distribution network, which encompasses all the major channels of distribution. The Company's policy is to offer its products at the same price and under the same terms and conditions in each of its channels of distribution. The Company's products are sold in all 50 states and Canada, as well as to a lesser degree in Australia, Europe, New Zealand and the Pacific Rim, and distributed through the following channels:

     o Retail Automotive Chain Stores.
     o Mail Order Catalog Houses.
     o Warehouse Distributors and Performance Specialty Dealers.
     o Exporters

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

     One customer, Auto Sales, Inc., accounted for 16.0% and 14.8% of the Company's revenues for fiscal years 1998 and 1999 respectively. For fiscal year 1997, three customers, Auto Sales, Inc., Super Shops, Inc., and Auto Zone accounted for 12.9%, 11.7% and 11.4%, respectively, of the Company's revenues. See Note 6 of Notes to Consolidated Financial Statements of the Company.

MANUFACTURING

     The Company conducts manufacturing operations in its Torrance, California facilities and casting operations at its aluminum foundry in San Jacinto, California. The Company manufactures products such as manifolds, cylinder heads, water pumps, shock absorbers and exhaust systems. Approximately 52% of the Company's revenues for fiscal year 1999 were attributable to products which were manufactured by third-party suppliers. Magneti Marelli, U.S.A., Inc., pursuant to an agreement with the Company, supplied the Company with all of the carburetors which it marketed in fiscal year 1999, representing approximately 41% of the Company's revenue for that fiscal year. The agreement extends through 2004 and is renewable at the option of the parties. See Note 7 of Notes to Consolidated Financial Statements.

COMPETITION

     There is significant competition in the performance automotive and motorcycle parts industries. The Company competes with other companies and individuals in the manufacture and sale of performance automotive and motorcycle parts. The Company competes with, among others, Holley Performance Products, Inc. ("Holley") in the manifold market, Holley and Federal-Mogul Corporation in the automotive carburetor market, Rancho Industries and Billstein in the shock absorber market, Crane Cams and Competition Cams in the camshaft market, World Products and TFS in the cylinder head market and Mr. Gasket, TransDapt and Moroso in the specialty automotive accessories market. The Company competes primarily with S & S Cycle, Incorporated and Mikuni of America in the motorcycle aftermarket. The Company competes primarily on the basis of product quality, brand name recognition, service and price. Some of the Company's competitors are substantially larger and have greater financial resources than the Company.

TRADEMARKS AND PATENTS

     The Company owns over 40 trademarks and patents used in connection with the marketing of the Company's products, including Edelbrock(R), Torker(R), Torker II(R), Tunnel Ram(R), Signature Series(R), Performer Series(R), QwikSilver II(R), Performer IAS(R) and Edelbrock Total Power Package(R). The Company believes that its trademarks and patents and the associated recognition, reputation and customer loyalty contribute to the success of the Company's business operations. The Company possesses a number of United States and international patents, including three United States patents relating to the Company's manifolds, all of which also contribute to the success of the Company's operations. The Company's patents expire between 1999 and 2013.

EMPLOYEES

     As of June 30, 1999, the Company employed 592 persons in the operation of its business. The Company believes that its ability to attract and retain qualified management personnel, skilled production technicians, and marketing and administrative employees will be a key determinant of the Company's continued success. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good.


Item 2. Properties

     The Company owns its headquarters and manufacturing facilities located in buildings of approximately 142,000, 45,000, and 37,000 square feet, respectively, in Torrance, California, and three buildings for its Foundry operations located in approximately 73,000, 15,000, and 12,000 square feet as well as a 15,000 square foot facility for its QwikSilver division in San Jacinto, California. The 73,000 square foot facility and related land are subject to a deed of trust which secures certain indebtedness incurred in connection with the construction of the facility. See Note 3 of Notes to Consolidated Financial Statements.

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

     In February 1999, the Company began construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility. The Company expects this facility to be fully operational in October 1999.

     The Company believes that its existing facilities and those planned for the current fiscal year are adequate to meet its current requirements.

Item 3. Legal Proceedings

     As previously disclosed, in September 1997, Super Shops Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy code, 11 U.S.C. Section Section 101-l330 (the "Bankruptcy Code"). At the time of Super Shops' filing, the Company was one of Super Shops' largest unsecured creditors and in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops' Chapter 11 case. In June 1999, the Company settled this claim with Super Shops. The terms of the settlement, which were accepted by Super Shops Inc. and approved by the bankruptcy court, included a cash settlement in the amount of $190,000 payable in eight equal monthly installments, and Edelbrock has forgone its claim for potential recovery of its unsecured trade receivable from Super Shops.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of shareholders.

Executive Officers of the Company

EXECUTIVE OFFICERS

     The following sets forth the name, age and business experience of the executive officers of the Company as of June 30, 1999:

NAME                                        AGE    POSITION
----                                        ---    --------------------------------------------------------------
O. Victor Edelbrock...........................62   Chairman, President and Chief Executive Officer
Jeffrey L. Thompson...........................46   Executive Vice-President, Chief Operating Officer and Director
Aristedes T. Feles............................31   Vice-President of Finance and Director
Bryan Robb....................................32   Vice-President of Sales
Wayne P. Murray...............................47   Vice-President of Manufacturing
Jack B. Mayberry..............................52   Vice-President of Research & Development
Cathleen Edelbrock-Ford.......................39   Vice-President of Advertising, Secretary and Director
Nancy Edelbrock...............................62   Treasurer
Ronald L. Webb................................65   Executive Vice-President of Edelbrock Foundry Corp.
Rodney T. Teraishi............................33   Controller

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

     Aristedes T. Feles has been the Vice President of Finance since July 1997 and was previously Controller for the Company (since 1992). Prior to 1992, Mr. Feles was employed as a senior accountant at BDO Seidman, LLP (since 1989). Mr. Feles has been a director of the Company since July 1997.

     Bryan Robb has been Vice-President of Sales for the Company since 1998. Mr. Robb was previously the National Sales Manager for the Company (since 1992).

     Wayne P. Murray has been employed in various positions by the Company since 1969 and has been Vice-President of Manufacturing for the Company since 1984.

     Jack B. Mayberry has been the Vice President of Research & Development for the Company since 1995. Prior to joining the Company, Mr. Mayberry was a captain in the U.S. Navy where he served for 25 years.

     Cathleen Edelbrock-Ford has been Vice-President of Advertising for the Company since 1993. Prior to 1993, Ms. Edelbrock-Ford was Director of Advertising (since 1987), and has served in various other capacities with the Company (since 1978). Ms. Edelbrock-Ford is a director of the Company. Ms. Edelbrock-Ford is the daughter of O.Victor Edelbrock Jr. and Nancy Edelbrock.

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

     Rodney T. Teraishi has been Controller of the Company since August 1998. Mr. Teraishi is a Certified Public Accountant and was previously employed at BDO Seidman, LLP and Deloitte & Touche, LLP (since 1990).

PART II

Item 5. Market for Company's Common Stock and Related Shareholder Matters.

     The Company's Common Stock is traded over-the-counter on the Nasdaq Stock Market under the symbol EDEL. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq Stock Market for fiscal years 1998 and 1999. On September 15, 1999, the Company had 97 holders of record of its Common Stock and 5,221,939 shares outstanding and a closing price of $14.875.


                                          Price Range of Common Stock
                                          ---------------------------
Year Ended June 30, 1998                     High              Low
                                             ----              ---
     First Quarter                          $22.50           $17.38
     Second Quarter                         $22.13           $15.50
     Third Quarter                          $20.25           $16.00
     Fourth Quarter                         $19.50           $16.50

Year Ended June 30, 1999                     High              Low
                                             ----              ---
     First Quarter                          $18.00           $13.00
     Second Quarter                         $17.75           $13.38
     Third Quarter                          $17.00           $13.50
     Fourth Quarter                         $16.00           $13.06


         Since its initial public offering, the Company has not declared or paid a dividend on its common stock.

         On February 2, 1997, the Company issued Warrants to purchase 100,000 shares of common stock at $14.75 per share to RICOR Racing and Development L.P. "RICOR." The Warrants were granted at the current quoted market price at the date of grant. The Warrants originally vested 20% on December 31 of each year for a period of five years with the first 20% vesting on December 31, 1997.

         On February 19, 1999, for consideration of Amendment No. 4 to the Licensing Agreement (see Note 5 of Notes to consolidated financial statements), the Company accelerated the vesting allowing the 100,000 shares of Warrants to become fully exercisable at the date of the amendment. In addition, the Company issued two sets of Warrants to purchase 22,414 and 11,501 shares of common stock at $18.00 and 22.00 per share, respectively, to RICOR. The Warrants were granted at a price higher than the current quoted market price at the date of grant. The first set of warrants vest at 33.3% on December 31 of each year for a period of three years. The second set of warrants vest at 20% on December 31 of each year for a period of 5 years. The Warrants expire on February 18, 2002 and 2006, respectively.

The Warrants were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data.

     The following Selected Consolidated Financial Data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1999 and 1998 and the Income Statement Data and the Other Data for each of the three fiscal years in the period ended June 30, 1999 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1995, 1996 and 1997 and the Income Statement Data and the Other Data for each of the two fiscal years in the period ended June 30, 1996 have been derived from audited financial statements not included herein.

INCOME STATEMENT DATA:                       1995           1996           1997           1998           1999
                                         ------------   ------------   ------------   ------------   ------------
Revenues                                 $ 68,792,000   $ 79,032,000   $ 87,120,000   $ 95,504,000   $108,943,000
Cost of sales                              40,883,000     47,043,000     52,163,000     57,410,000     65,881,000
                                         ------------   ------------   ------------   ------------   ------------
         Gross profit                      27,909,000     31,989,000     34,957,000     38,094,000     43,062,000
                                         ------------   ------------   ------------   ------------   ------------
Operating expenses
   Selling, general and administrative     17,172,000     20,392,000     21,308,000     24,281,000     27,564,000
   Research and development                 1,963,000      2,227,000      2,874,000      2,972,000      3,237,000
   Write-off of uncollectible
     receivable                                    --             --             --      1,878,000        400,000
   Settlement expense                              --             --             --             --        190,000
                                        -------------  -------------  -------------  -------------  -------------
          Total operating expenses         19,135,000     22,619,000     24,182,000     29,131,000     31,391,000
                                        -------------  -------------  -------------  -------------  -------------
Operating income                            8,774,000      9,370,000     10,775,000      8,963,000     11,671,000

Interest expense                              552,000        344,000        340,000        269,000        203,000
Interest income                               344,000        523,000        317,000        410,000        304,000
Other income                                       --        274,000        469,000             --             --
                                        -------------  -------------  -------------  -------------  -------------
Income from continuing operations
   before taxes on income                   8,566,000      9,823,000     11,221,000      9,104,000     11,772,000

Taxes on income from continuing
   operations                               3,336,000      3,346,000      4,076,000      3,304,000      4,344,000
                                        -------------  -------------  -------------  -------------  -------------
Income from continuing operations           5,230,000      6,477,000      7,145,000      5,800,000      7,428,000

Income from discontinued
   operations, net of tax (1)               1,086,000             --             --             --             --
                                        -------------  -------------  -------------  -------------  -------------
Net income                               $  6,316,000   $  6,477,000   $  7,145,000   $  5,800,000   $  7,428,000
                                         ============   ============   ============   ===========    ============

                                                                  Year Ended June 30,
                                         ------------------------------------------------------------------------
PER SHARE DATA:                              1995            1996          1997           1998           1999
                                         ------------   ------------   ------------   ------------   ------------
Income per share from
    continuing operations                $      1.10      $     1.24      $   1.36     $    1.10       $     1.41
Income per share from
   discontinued operations,
   net of tax                                   0.22             --             --            --               --
                                         ------------     ----------      ---------    -----------     ----------
Basic net income per share (2)           $      1.32      $     1.24      $    1.36    $    1.10             1.41
Diluted net income per share (2)         $      1.32      $     1.22      $    1.34    $    1.08             1.40
Basic weighted average shares
   outstanding (2)                         4,772,000       5,241,000       5,244,000    5,252,000       5,251,000
Diluted weighted average
shares outstanding (2)                     4,799,000       5,311,000       5,352,000    5,388,000       5,302,000

OTHER DATA:
Capital expenditures                     $12,221,000      $4,342,000      $8,602,000   $8,076,000      $5,760,000
Dividends                                       --              --                --           --              --

                                                                         June 30,
                                         ------------------------------------------------------------------------
BALANCE SHEET DATA:
(In thousands)                                1995          1996           1997           1998           1999
                                         ------------   ------------   ------------   ------------   ------------
Working capital                             $20,033        $23,953        $26,428         $29,260        $35,423
Total assets                                 62,771         66,430         77,868          84,975         94,252
Total long-term debt                          4,657          3,148          2,178           2,123          2,065
Shareholders' equity                         41,923         48,420         55,650          61,731         68,651


(1) On May 1, 1995, the Company disposed of substantially all of its real estate operations.

(2) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the fiscal year ended June 30, 1998. All historical earnings per share data have been restated to conform to this presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1997, 1998 and 1999. The following should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

OVERVIEW

     The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, shock absorbers, camshafts, cylinder heads, exhaust systems and other performance components for most domestic V8 and selected V6 engines. In addition, the Company offers performance aftermarket manifolds, cylinder heads, camshafts, air cleaners, and carburetors for Harley-Davidson motorcycles. The Company currently offers over 3,000 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use.

Product Mix

     The Company manufactures its own products and purchases other products designed to the Company's specifications from third-party manufacturers for subsequent packaging and distribution to the Company's customers. Generally, the Company can achieve a higher margin on those products which it manufactures, as compared to those purchased from third-party manufacturers. Accordingly, the Company's results of operations in any given period are affected by product mix.

Product Concentration

     Historically, the Company has derived a substantial portion of its revenues from the sale of intake manifolds and carburetors. For the fiscal years ended June 30, 1997, 1998, and 1999 approximately 29%, 29%, and 29% of revenues were derived from the sales of intake manifolds and 42%, 40% and 39% from the sales of carburetors, respectively.

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

     In February 1999, the Company began construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility in Torrance, California. The Company expects this facility to be fully operational in October 1999. The Company will utilize the existing 30,000 square foot facility at its Company headquarters in Torrance for additional manufacturing capacity.

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


                                                                    Year Ended
                                              Percentage of        June 30, 1998        Percentage of         Year Ended
                                            Revenues for Year       As Compared       Revenues for Year      June 30, 1999
                                              Ended June 30,          To Year           Ended June 30,        As Compared
                                           -------------------         Ended        ---------------------    To Year Ended
                                              1997      1998       June 30, 1997       1998        1999      June 30, 1998
                                           ---------  --------     -------------    ---------    --------    -------------
Revenues                                     100.0%     100.0%          9.6%           100.0%       100.0%       14.1%
Cost of sales                                 59.9       60.1          10.1             60.1         60.5        14.8
                                           ---------  --------                      ---------    --------

    Gross profit                              40.1       39.9           9.0              39.9        39.5        13.0
                                           ---------  --------                      ---------    --------

Operating expenses
   Selling, general and administrative        24.5       25.4          14.0             25.4         25.3        13.5
   Research and development                    3.3        3.1           3.4              3.1          3.0         8.9
  Settlement expense                           0.0        0.0           0.0              0.0          0.4       100.0
Write-off of uncollectible receivable          0.0        2.0         100.0              2.0          0.2       (78.7)
                                           ---------  --------                      ---------    --------

          Total operating expenses            27.8       30.5          20.5             30.5         28.8        (7.8)
                                           ---------  --------                      ---------    --------

Operating income                              12.4        9.4         (16.8)             9.4         10.7        30.2

Interest expense                               0.4        0.3         (20.9)             0.3          0.2       (24.5)
Interest income                                0.4        0.4          29.3              0.4          0.3       (25.9)
Other income                                   0.5        0.0         100.0              0.0          0.0         0.0
                                          ---------  --------                      ---------    ---------


Income from operations before
   taxes on income                            12.9        9.5         (18.9)             9.5         10.8        29.3

Taxes on income                                4.7        3.4         (18.9)             3.4          4.0        31.5
                                          ---------  --------                      ---------    ---------
Net Income                                    8.2%        6.1%        (18.8%)            6.1%         6.8%       28.1%
                                          ========   ========                      =========    =========

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Revenues

     Revenues increased 14.1% to $108.9 million in fiscal year 1999 from $95.5 million in fiscal year 1998. The increase was primarily the result of an increase in volume of approximately $4.4 million or 11.5% in the sale of carburetors, an increase of $3.6 million or 44.1% in the sale of aluminum cylinder heads and an increase of $3.4 million, or 12.5%, in the sale of intake manifolds.

Cost of Sales

     Cost of sales increased 14.8% to $65.9 million in fiscal year 1999 from $57.4 million in fiscal year 1998. As a percent of revenues, cost of sales increased to 60.5% in fiscal year 1999 from 60.1% in fiscal year 1998. The increase in cost of sales was primarily due to an increase in sales which included a change in product mix toward lower margin products, and higher labor costs, partially offset by improved production efficiencies associated with the introduction of high-tech machining centers used in the production of manifolds, cylinder heads and water pumps.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased 13.5% to $27.6 million in fiscal year 1999 from to $24.3 million in fiscal year 1998. This increase resulted primarily from the Company's depreciation and related expenditures in connection with the implementation of a state-of-the-art Oracle database system, Company-wide deployment of QS 9000 quality standard and increased advertising expense, sales commissions and salaries associated with increased sales. As a percent of sales, selling, general and administrative expenses decreased to 25.3% in fiscal year 1999 from 25.4% in fiscal year 1998.

Research and Development Expense

     Research and development expense increased 8.9% to $3.2 million in fiscal year 1999 from $3.0 million in fiscal year 1998. As a percent of revenue, research and development expense decreased to 3.0% in fiscal year 1999 from 3.1% in fiscal year 1998. The Company plans on continuing to expand its research and development program, but through improved efficiency, expenditures may decrease as a percent of revenue in the future.

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

     In December 1997, the Company wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops, Inc., ("Super Shops") which filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and further obtained court approval in February 1998 to begin a "Going Out of Business Sale" under Chapter 11 of the Federal Bankruptcy Code. The Company provided for this loss during the second quarter of 1998.

Settlement Expense

     On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops' Chapter 11 case. In June 1999, the Company settled this claim with Super Shops. The terms of the settlement, which were accepted, included a cash settlement in the amount of $190,000 payable in eight equal monthly installments. Edelbrock has forgone its claim for potential recovery of its unsecured trade receivable from Super Shops.

Operating Income

     Operating income increased 30.2% to $11.7 million in fiscal year 1999 from $9.0 million in fiscal year 1998. This increase was mainly a result of the $1.9 million pre-tax charge against earnings related to the write-off of unsecured Super Shops, Inc. trade receivables in 1998 and increased revenues and lower operating expenses as a percent of revenues.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Interest Expense

     Interest expense decreased 24.5% to $203,000 in fiscal year 1999 from $269,000 in fiscal 1998. This decrease was primarily due to decrease in the principal amount of average debt outstanding.

Interest Income

     Interest income decreased 25.9% to $304,000 in fiscal year 1999 from $410,000 in fiscal year 1998. This decrease was the result of a decrease in interest earned on invested cash.

Taxes on Income

     The provision for income taxes increased $1.0 million to $4,344,000 in fiscal year 1999 from $3,304,000 in fiscal year 1998. The effective tax rates were 36.9% and 36.3% for fiscal year 1999 and 1998, respectively.

Net Income

     The Company's net income increased 28.1% for fiscal year 1999 to $7.4 million in fiscal 1999 from $5.8 million in fiscal year 1998. This increase was primarily due to the items mentioned above.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

Revenues

     Revenues increased 9.6% to $95.5 million in fiscal year 1998 from $87.1 million in fiscal year 1997. The increase was primarily the result of an increase in volume of approximately $5.1 million, or 16.2%, in the sale of carburetors, an increase of $2.0 million or 32.1% in the sale of aluminum cylinder heads and an increase of $2.8 million, or 11.4%, in the sale of intake manifolds.

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

Provision of Uncollectible Receivable

     In December 1997, the Company wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops, Inc., which filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and further obtained court approval in February 1998 to begin a "Going Out of Business Sale" under Chapter 11 of the Federal Bankruptcy Code. The Company provided for this loss during the second quarter of 1998.

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

Quarterly Results

     The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 1998 and 1999. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding. The unaudited quarterly financial data presented below has not been subject to a review by Edelbrock's independent certified public accountants.

                                              For the Fiscal Year Ended              For the Fiscal Year Ended
                                                    June 30, 1998                          June 30, 1999
                                        -------------------------------------   -------------------------------------
                                         First    Second    Third     Fourth    First     Second    Third     Fourth
(In thousands except per share data)    Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                        -------   -------   -------   -------   -------   -------   -------   -------
Revenues                                $20,438   $22,805   $22,837   $29,424   $22,595   $25,602   $26,973   $33,773
Cost of sales                            12,427    14,181    13,697    17,105    13,545    15,789    16,480    20,067
                                        -------   -------   -------   -------   -------   -------   -------   -------
   Gross profit                           8,011     8,624     9,140    12,319     9,050     9,813    10,493    13,706
                                        -------   -------   -------   -------   -------   -------   -------   -------
Operating expenses
   Selling, general and
     administrative                       5,669     5,403     5,699     7,510     6,272     6,403     6,733     8,156
   Research and development                 567       608       590     1,207       678       763       746     1,050
   Write-off uncollectible receivable        --     1,878        --        --        --       400        --        --
   Settlement expense                        --        --        --        --        --        --       190        --
                                        -------   -------   -------   -------   -------   -------   -------   -------
          Total operating expenses        6,236     7,889     6,289     8,717     6,950     7,566     7,669     9,206
                                        -------   -------   -------   -------   -------   -------   -------   -------

Operating income                          1,775       735     2,851     3,602     2,100     2,247     2,824     4,500

Interest expense                             69        69        68        63        51        51        50        51
Interest income                             109        83        29       189       106        66        56        76
                                        -------   -------   -------   -------   -------   -------   -------   -------

Income before taxes on income             1,815       749     2,812     3,728     2,155     2,262     2,830     4,525

Taxes on income                             673       276     1,040     1,315       797       838     1,046     1,663
                                        -------   -------   -------   -------   -------   -------   -------   -------
Net income                              $ 1,142   $   473   $ 1,772   $ 2,413   $ 1,358   $ 1,424   $ 1,784   $ 2,862
                                        =======   =======   =======   =======   =======   =======   =======   =======

Basic net income per share              $  0.22   $  0.09   $  0.34   $  0.46   $  0.26   $  0.27   $  0.34   $  0.55
                                        =======   =======   =======   =======   =======   =======   =======   =======
Diluted net income per share            $  0.21   $  0.09   $  0.33   $  0.45   $  0.26   $  0.27   $  0.34   $  0.54
                                        =======   =======   =======   =======   =======   =======   =======   =======

Basic weighted average
  number of shares outstanding            5,250     5,250     5,253     5,257     5,257     5,249     5,257     5,241

Effect of dilutive stock options
and warrants                                161       139       145       120        60        60        49        39
                                        -------   -------   -------   -------   -------   -------   -------   -------
Diluted weighted average
  number  of shares outstanding           5,411     5,389     5,398     5,377     5,317     5,309     5,306     5,280
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

     The Revolving Credit Facility consists of an unsecured line of credit agreement with one bank, which provides a total loan commitment not to exceed $2.0 million, all of which was available to the Company as of September 24, 1999. The line of credit borrowings are at the applicable bank's base rate (7.75% at June 30, 1999). The line of credit agreement expires on February 1, 2000. Under the Revolving Credit Facility, the Company is subject to certain customary restrictive financial requirements. The Company has been and is in compliance with all such financial covenants as of September 24, 1999.

     Net cash provided by operating activities was $9.9 million, $6.6 million and $11.1 million in fiscal years 1997, 1998, and 1999, respectively. Because of the seasonality of the Company's business, more funds from operating activities are generated in its third and fourth fiscal quarters.

     Accounts payable increased $1.3 million for fiscal year 1999 compared to fiscal year 1998 primarily as a result of an increase in the length of payment terms from a principal supplier and increases in normal operations.

     Accounts receivable increased by $3.2 million for fiscal year 1999 compared to fiscal year 1998, while sales increased $13.4 million for fiscal year 1999 compared to fiscal year 1998. The increase in accounts receivable in fiscal year 1999 was primarily due to the timing of payments from customers in connection with the Company's dating programs and increased sales.

     Inventories increased $379,000 primarily as a result of an overall increase in inventory levels relating to increased sales.

     The Company's total capital expenditures were $8.6 million in fiscal year 1997, $8.1 million in fiscal year 1998 and $5.8 million in fiscal year 1999. The $5.8 million of capital expenditures for fiscal year 1999 included expenditures for the construction of the new distribution facility, and the purchase of computerized machining equipment and office equipment. The Company anticipates making capital expenditures of $6.5 - $8.0 million in fiscal year 2000 primarily for the construction of its new distribution facility and additional capital equipment to increase the Company's production capacity, and the installation of a new computer system and related software to automate its existing warehouse management system.

     The Company believes that funds generated from operations and funds available under the Revolving Credit Facility will be adequate to meet its working capital, debt service and capital expenditure requirements through fiscal 2000.

     YEAR 2000 COMPLIANCE

     Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 or Y2K issue," and the Company is addressing this issue on several different fronts. First, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Second, the Company has established a separate team to coordinate solutions to the Year 2000 issue for its own internal information systems, for which it has completed substantially all remediation for Year 2000 compliance in the fourth calendar quarter of 1998. As part of its initial phase of its Year 2000 readiness, the Company installed Oracle applications and database. In order to complete the Year 2000 readiness program for its information systems, the Company upgraded its existing Oracle applications (Version 10.6) to release 10.7. Amounts incurred in connection with the Year 2000 compliance program were not material to the Company's financial condition or results of operations. The Company does not believe that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control, including without limitation, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. For Year 2000 issues which, if not timely resolved, could have a significant impact on the Company's operations, the Company has developed contingency plans. These plans include utilizing alternative vendors and service providers and have been designed to minimize the impact of failure to achieve Year 2000 compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" is effective for financial statement periods ending after December 15, 1997. The new standard reinstates various disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 had no effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of SFAS No. 130 had no effect on the Company's financial position or results of operations.

         Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 had no effect on the Company's results of operations.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

     The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT&SA. The Company's Revolving Credit Facility is a $2 million line of credit with an interest rate based on the prime rate (currently 8.25%). It expires on February 1, 2000. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of the end of fiscal 1999 and as of September 24, 1999, the Company's outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

     SENSITIVITY ANALYSIS. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company had $1 million balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $6,875. If the prime rate rose 100 basis points, the monthly interest payment would equal $7,708. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

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

Item 13. Certain Relationships and Related Transactions.

     None

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          Financial Statements and Schedules. See Index to Financial Statements which appears on page 23 hereof.

          Other Financial Data. See Summary of Selected Financial Data, which appears in "Item 6. Selected Financial Data."

         Reports on Form 8-K.

         The Company filed no Reports on Form 8-K during the last quarter of the 1999 fiscal year.

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

10.2 Mutual Agreement between Weber U.S.A. and Edelbrock (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.3                   Form of Employment Agreement with O. Victor Edelbrock, Jr. (filed as
                       Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File
                       No. 33-83258) and incorporated herein by reference)*

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

                              EDELBROCK CORPORATION

                                  EXHIBIT INDEX


     Number and                                                                                             Sequential
   Description of                                                                                              Page
      Exhibit                                                                                                 Number
---------------------                                                                                     ----------------
10.8                      Business Loan Agreement between Edelbrock Foundry Corp. and Bank of
                          America NT&SA (filed as Exhibit 10.10 to the Company's Registration
                          Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.9                      License Agreement dated February 2, 1997 between Edelbrock Corporation and
                          RICOR  Racing and Development, L.P. (filed as Exhibit 10.1 to the
                          Company's Quarterly Report on Form 10-Q for the Quarter Ended December 25,
                          1995 and incorporated herein by reference).

10.10                     Warrant Agreement dated February 2, 1997 between
                          Edelbrock Corporation and RICOR Racing and Development
                          L.P. (filed as Exhibit 10.2 to the Company's Quarterly
                          Report on Form 10-Q for the Quarter Ended December 25,
                          1995 and incorporated herein by reference).

10.11                     Amendment to Business Loan Agreement between Edelbrock
                          Corporation and Bank of America, NT&SA. (filed as
                          Exhibit 10.22 to the Company's Annual Report on Form
                          10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference).

10.12                     Second amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT & SA (filed as Exhibit 10.2 to the Company's
                          Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1998).

10.13                     Amendment No. 1 to License Agreement, dated February 21, 1998 by and between Edelbrock Corporation and RICOR Racing and Development, L.P.
                          (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
                          the Quarter Ended March 25, 1998).

10.14                     Amendment No. 1 to Business Loan Agreement between
                          Edelbrock Corporation and Bank of America, NT & SA
                          (filed as Exhibit 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the Quarter ended December 25,
                          1998).

10.15                     Purchasing Agreement between Edelbrock Corporation and Magneti Marelli,
                          USA, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 25, 1998).

10.16                     Amendment No. 4 to License Agreement between Edelbrock Corporation, RICOR
                          Racing and Development L.P., Ricor, Inc. and Mr. Don Richardson
                          and Amendment to Warrant Agreement dated February 2, 1996 between
                          Edelbrock Corporation and RICOR Racing and Development L.P. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                          for the Quarter ended March 28, 1999).

10.17                     Settlement Agreement between Edelbrock Corporation and Super Shops, Inc.

10.18                     Amendments to Employment Agreements

21.1                      Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's
                          Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

23.2                      Consent of Grant Thornton LLP

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

September 24, 1999                                   EDELBROCK CORPORATION


                                       By: ARISTEDES T. FELES
                                          --------------------------------------
                                          Aristedes T. Feles
                                          Vice President Finance, Chief
                                            Financial Officer

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

                 Signature                                     Title                                     Date
                 ---------                                     -----                                     ----
*
---------------------------------------------
O. Victor  Edelbrock                               President, Chief Executive                     September 24, 1999
                                                   Officer and Chairman of the
                                                   Board (Principal Executive Officer)

*
---------------------------------------------
Jeffrey L. Thompson                                Executive Vice President and                   September 24, 1999
                                                   Director

ARISTEDES T. FELES
---------------------------------------------
Aristedes T. Feles                                 Vice-President, Finance and Director           September 24, 1999
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)

*
---------------------------------------------
Cathleen Edelbrock-Ford                            Vice President of Advertising,                 September 24, 1999
                                                   and Director

*
---------------------------------------------
Timothy D. Pettit                                  Director                                       September 24, 1999

*
---------------------------------------------
Alexander Michalowski                              Director                                       September 24, 1999

*
---------------------------------------------
Jerry Herbst                                       Director                                       September 24, 1999

*
---------------------------------------------
Richard Wilbur                                     Director                                       September 24, 1999

ARISTEDES T. FELES
---------------------------------------------
*By: Aristedes T. Feles                                                                          September 24, 1999
     Attorney-in-fact

                              EDELBROCK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of independent certified public accountants.....................      24

Consolidated financial statements

         Balance sheets................................................      26

         Statements of income..........................................      28

         Statements of shareholders' equity............................      29

         Statements of cash flows .....................................      30

         Notes to consolidated financial statements....................      32

Schedule II - Valuation and qualifying accounts........................      42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of
Edelbrock Corporation


We have audited the accompanying consolidated balance sheet of Edelbrock Corporation as of June 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Edelbrock Corporation as of June 30, 1999, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II for the year ended June 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                       GRANT THORNTON LLP


Los Angeles, California
August 20, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of
Edelbrock Corporation


We have audited the accompanying consolidated balance sheet of Edelbrock Corporation as of June 30, 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edelbrock Corporation at June 30, 1998 and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

We have also audited the accompanying schedule for the year ended June 30, 1998 and 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                       BDO SEIDMAN, LLP


Los Angeles, California
September 4, 1998

                              EDELBROCK CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                  June 30,
                                                          -------------------------
                                                              1998         1999
                                                          -----------   -----------
Assets
     Cash and cash equivalents                            $ 8,370,000   $13,685,000
     Accounts receivable, net of allowance for doubtful
         accounts of $500,000 at 1998 and 1999             21,222,000    23,976,000
     Inventories (Note 2)                                  16,776,000    17,155,000
     Prepaid expenses and other                             1,288,000     1,261,000
                                                          -----------   -----------
Total current assets                                       47,656,000    56,077,000
                                                          -----------   -----------

Property, plant and equipment (Note 3)
     Land                                                   6,242,000     6,242,000
     Buildings and improvements                            12,696,000    13,892,000
     Machinery and equipment                               30,548,000    33,617,000
     Office equipment                                       3,012,000     3,831,000
     Furniture and fixtures                                   953,000       974,000
     Transportation equipment                               4,621,000     4,985,000
                                                          -----------   -----------
                                                           58,072,000    63,541,000
     Less accumulated depreciation and amortization        22,396,000    26,833,000
                                                          -----------   -----------

Property, plant and equipment, net                         35,676,000    36,708,000

Real estate properties and partnerships                       902,000       482,000

Other                                                         741,000       985,000
                                                          -----------   -----------
Total assets                                              $84,975,000   $94,252,000
                                                          ===========   ===========


                    See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                               June 30,
                                                                     ----------------------------
                                                                        1998             1999
                                                                     -----------      -----------
Liabilities and shareholders' equity

Current liabilities
     Accounts payable                                                $14,724,000      $16,037,000
     Accrued expenses
         Payroll and bonuses                                           1,770,000        2,140,000
         Retirement plans (Note 5)                                       527,000          618,000
         Commissions                                                     844,000        1,020,000
         Income taxes payable                                            441,000          446,000
         Other (Note 9)                                                   28,000          324,000
     Current portion of long-term debt (Note 3)                           62,000           69,000
                                                                     -----------      -----------
Total current liabilities                                             18,396,000       20,654,000

Long-term debt, less current portion (Note 3)                          2,123,000        2,065,000

Deferred income taxes (Note 4)                                         2,725,000        2,882,000
                                                                     -----------      -----------
Total liabilities                                                     23,244,000       25,601,000
                                                                     -----------      -----------

Commitments and contingency (Notes 5 and 7)

Shareholders' equity (Note 8)
     Common stock, par value $.01 per share;
         15,000,000 shares authorized;
         5,257,616 issued and outstanding 1998;
         5,272,739 shares issued and 5,221,939 outstanding 1999           52,560           52,200
     Paid-in capital                                                  17,307,940       16,800,300
     Retained earnings                                                44,370,500       51,798,500
                                                                     -----------      -----------
Total shareholders' equity                                            61,731,000       68,651,000
                                                                     -----------      -----------
Total liabilities and shareholders' equity                           $84,975,000      $94,252,000
                                                                     ===========      ===========


                    See accompanying notes to consolidated financial statements.

                                                EDELBROCK CORPORATION

                                          CONSOLIDATED STATEMENTS OF INCOME

                                                                Year Ended June 30,
                                                   ----------------------------------------------
                                                      1997             1998              1999
                                                   -----------      -----------      ------------
Revenues (Note 6)                                  $87,120,000      $95,504,000      $108,943,000
Cost of sales                                       52,163,000       57,410,000        65,881,000
                                                   -----------      -----------      ------------
          Gross profit                              34,957,000       38,094,000        43,062,000
                                                   -----------      -----------      ------------

Operating expenses
   Selling, general and administrative              21,308,000       24,281,000        27,564,000
   Research and development                          2,874,000        2,972,000         3,237,000
   Write-off of uncollectible receivable                    --        1,878,000           400,000
   Settlement expense (Note 9)                              --               --           190,000
                                                   -----------      -----------      ------------
          Total operating expenses                  24,182,000       29,131,000        31,391,000
                                                   -----------      -----------      ------------
Operating income                                    10,775,000        8,963,000        11,671,000
Interest expense                                       340,000          269,000           203,000
Interest income                                        317,000          410,000           304,000
Other income                                           469,000               --                --
                                                   -----------      -----------      ------------
Income before taxes on income                       11,221,000        9,104,000        11,772,000
Taxes on income (Note 4)                             4,076,000        3,304,000         4,344,000
                                                   -----------      -----------      ------------
Net income                                         $ 7,145,000      $ 5,800,000      $  7,428,000
                                                   ===========      ===========      ============

Net income per share:

Basic net income per share                         $      1.36      $      1.10      $       1.41
                                                   ===========      ===========      ============
Diluted net income per share                       $      1.34      $      1.08      $       1.40
                                                   ===========      ===========      ============
Basic weighted average number of shares
   outstanding                                       5,244,000        5,252,000         5,251,000
Effect of dilutive stock options and warrants          108,000          136,000            51,000
                                                   -----------      -----------      ------------
Diluted weighted average number of shares
  outstanding                                        5,352,000        5,388,000         5,302,000
                                                   ===========      ===========      ============


                    See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Common Stock                                                     Total
                                -------------------------         Paid-in            Retained       Shareholders'
                                  Shares          Amount          Capital            Earnings         Equity
                                ---------        -------        -----------        -----------      -------------
Balance June 30, 1996           5,241,604        $52,400        $16,942,100        $31,425,500      $48,420,000

Net income for year                    --             --                 --          7,145,000        7,145,000

Stock options and warrants
exercised                           6,836             70             84,930                 --           85,000
                                ---------        -------        -----------        -----------      -----------

Balance June 30, 1997           5,248,440         52,470         17,027,030         38,570,500       55,650,000

Net income for year                    --             --                 --          5,800,000        5,800,000

Fair value of stock
warrants granted                       --             --             75,000                 --           75,000

Stock options and warrants
exercised                           9,176             90            205,910                 --          206,000
                                ---------        -------        -----------        -----------      -----------

Balance June 30, 1998           5,257,616         52,560         17,307,940         44,370,500       61,731,000

Net income for year                    --             --                 --          7,428,000        7,428,000

Stock repurchase                  (50,800)          (510)          (736,490)                --         (737,000)

Fair value of stock
warrants granted                       --             --             75,000                 --           75,000

Stock options and warrants
exercised                          15,123            150            153,850                 --          154,000
                                ---------        -------        -----------        -----------      -----------

Balance June 30, 1999           5,221,939        $52,200        $16,800,300        $51,798,500      $68,651,000
                                =========        =======        ===========        ===========      ===========

                    See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      Year Ended June 30,
                                                        -----------------------------------------------
                                                            1997              1998              1999
                                                        -----------       -----------       -----------
Cash flows from operating activities
     Net income                                         $ 7,145,000       $ 5,800,000       $ 7,428,000
     Adjustments to reconcile net income to
         net cash provided by operating activities
         Allowance for doubtful accounts                    155,000           200,000                --
         Write off of uncollectible receivable                   --         1,878,000           400,000
         Depreciation and amortization of
              property, plant and equipment               3,922,000         4,233,000         4,718,000
         Gain from sale of property,
              plant and equipment                           (24,000)         (208,000)          (18,000)
         Depreciation and amortization of
              real estate properties                         22,000            15,000            21,000
         (Gain) loss from sale of real estate
              properties                                   (274,000)               --                --
         Fair value of stock warrants granted                    --            75,000            75,000
         Deferred income taxes                              337,000            (5,000)           62,000
         Equity in net income of partnerships              (421,000)         (181,000)         (133,000)
     Increase (decrease) from changes in
         Accounts receivable                             (2,058,000)       (3,424,000)       (3,154,000)
         Inventories                                     (3,313,000)       (3,728,000)         (379,000)
         Prepaid expenses and other assets                 (406,000)           47,000           122,000
         Other assets                                       365,000            56,000          (244,000)
         Accounts payable                                 3,989,000         1,280,000         1,313,000
         Accrued expenses                                   486,000           587,000           938,000
                                                        -----------       -----------       -----------

Net cash provided by operating activities                 9,925,000         6,625,000        11,149,000
                                                        -----------       -----------       -----------

Cash flows from investing activities
     Acquisition of property, plant and equipment        (8,602,000)       (8,076,000)       (5,760,000)
     Proceeds from sale of property, plant
         and equipment                                      168,000           295,000            28,000
     Acquisition of real estate properties                  (57,000)               --                --
     Proceeds from sale of real estate properties           369,000           391,000                --
     Distributions from partnerships                         50,000           154,000           532,000
                                                        -----------       -----------       -----------

Net cash used in investing activities                    (8,072,000)       (7,236,000)       (5,200,000)
                                                        -----------       -----------       -----------

                    See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                    Year Ended June 30,
                                                       -----------------------------------------------
                                                          1997              1998               1999
                                                       ----------        ----------        -----------
Cash flows from financing activities
     Net proceeds from issuance of
         common stock                                      85,000           206,000            154,000
     Payments to acquire treasury stock                        --                --           (737,000)
     Principal payments on long-term debt                (965,000)         (969,000)           (51,000)
                                                       ----------        ----------        -----------

Net cash used in financing activities                    (880,000)         (763,000)          (634,000)
                                                       ----------        ----------        -----------

Net increase (decrease) in cash and
     cash equivalents                                     973,000        (1,374,000)         5,315,000

Cash and cash equivalents, beginning of year            8,771,000         9,744,000          8,370,000
                                                       ----------        ----------        -----------
Cash and cash equivalents, end of year                 $9,744,000        $8,370,000        $13,685,000
                                                       ==========        ==========        ===========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
     Interest                                          $  340,000        $  263,000        $   203,000
                                                       ==========        ==========        ===========

     Income taxes                                      $3,712,000        $3,275,000        $ 4,275,000
                                                       ==========        ==========        ===========

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

        Property, Plant, Equipment and Depreciation

Property, plant and equipment are stated at cost. Depreciation is computed, primarily utilizing the straight-line method, over the estimated useful lives of the assets as follows:

                                                      Estimated
                                                     Useful Life
                                                     (in years)
                                                 -----------------
                  Buildings and improvements            7-40
                  Machinery and equipment               3-7
                  Office equipment                        5
                  Furniture and fixtures                  7
                  Transportation equipment              3-10


Long-Lived Assets

Long-lived assets, such as property and equipment, and real estate properties, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through June 30, 1999.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

        Revenue Recognition

Revenue is recognized upon shipment of the products.

        Taxes on Income

Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

The Company's business activities and accounts receivable are with customers in the automotive and motorcycle industries located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses totaling $500,000 at June 30, 1998 and 1999.

        Fair Value

The Company has cash and cash equivalents, receivables, accounts payable, and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments.

The fair value of the Company's long-term debt is estimated based on the market values of financial instruments with similar terms. Management believes that the fair value of the long-term debt approximates its carrying value.

        Stock-Based Compensation

As of July 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS 123, the Company has provided pro forma footnote disclosure with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using the Black-Scholes option pricing model.

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

                                                              Fiscal Year Ended
                                                 -------------------------------------------
                                                 June 30, 1997  June 30, 1998  June 30, 1999
                                                 -------------  -------------  -------------
                                                    (In Thousands, Except per Share Data)
Net income                                           $7,145        $5,800         $7,428
                                                     ======        ======         ======

Weighted average shares outstanding - Basic           5,244         5,252          5,251
Employee stock options and other                        108           136            51
                                                     ------        ------         ------

Weighted average shares outstanding - Diluted         5,352         5,388          5,302
                                                     ======        ======         ======

Earnings per common share:
         Basic                                       $ 1.36        $ 1.10         $ 1.41
         Diluted                                     $ 1.34        $ 1.08         $ 1.40

        Reclassifications

Certain prior period amounts have been reclassified for comparison with the 1999 presentation.


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                              June 30,
                                    ----------------------------
                                        1998             1999
                                    -----------      -----------
               Raw materials        $10,493,000      $ 8,671,000
               Work in process          930,000        1,923,000
               Finished goods         5,353,000        6,561,000
                                    -----------      -----------

                                    $16,776,000      $17,155,000
                                    ===========      ===========

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company's long-term debt consists of the following:

                                                        June 30,
                                               --------------------------
                                                  1998            1999
                                               ----------      ----------
       Mortgage note (a)                       $2,052,000      $1,990,000
       Industrial Redevelopment Bonds (b)             -0-             -0-
       Other                                      133,000         144,000
                                               ----------      ----------

                                                2,185,000       2,134,000
       Less current portion                        62,000          69,000
                                               ----------      ----------

                                               $2,123,000      $2,065,000
                                               ==========      ==========

(a) Mortgage note, collateralized by a trust deed on real estate with a net book value of $3,429,000 at June 30, 1999, payable in monthly principal and interest payments, totalling approximately $22,000, at an interest rate of 10%, due June 2001.

(b) Industrial Redevelopment bonds, City of San Jacinto, California, issued to finance the purchase and installation of foundry equipment, collateralized by a standby letter of credit for $953,120 at June 30, 1998. The standby letter of credit was collaterized by a financing statement and security agreement on the foundry equipment. These bonds were paid off during fiscal 1998.

Principal payments are due on long-term debt as follows:

               Years ending June 30,            Amount
               ---------------------         ----------
               2000                             $69,000
               2001                           2,065,000
                                             ----------

                                             $2,134,000
                                             ==========

The Company has one unsecured line of credit agreement with a bank, which provides total loan commitment not to exceed $2,000,000. All line of credit financing is at the bank's prime rate (7.75% at June 30, 1999). This agreement expires in February 2000. There were no borrowings on the line at June 30, 1998 and 1999. This obligation contains covenants, among other items, relating to various financial ratios. The Company was in compliance with all such covenants at June 30, 1999.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TAXES ON INCOME

The provision for taxes on income consists of the following:

                                       Year Ended June 30,
                          ----------------------------------------------
                             1997              1998               1999
                          ----------        ----------        ----------
         Current
             Federal      $3,450,000        $2,738,000         3,557,000
             State           746,000           571,000           725,000
                          ----------        ----------        ----------

                           4,196,000         3,309,000         4,282,000
                          ----------        ----------        ----------

         Deferred
             Federal        (546,000)         (140,000)          157,000
             State           426,000           135,000           (95,000)
                          ----------        ----------        ----------

                            (120,000)           (5,000)           62,000
                          ----------        ----------        ----------
                          $4,076,000        $3,304,000        $4,344,000
                          ==========        ==========        ==========

The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                    Year Ended June 30,
                                                  ----------------------
                                                  1997     1998     1999
                                                  ----     ----     ----
U.S. federal statutory tax rate                   34.0%    34.0%    35.0%
State income taxes (net of federal benefits)       6.8      6.4      6.0
State income tax credits                          (2.6)    (2.3)    (2.0)
Federal income tax credits                        (1.6)    (1.6)    (1.5)
Other                                             (0.3)    (0.2)    (0.6)
                                                  ----     ----     ----

Effective tax rate                                36.3%    36.3%    36.9%
                                                  ====     ====     ====

The components of deferred taxes at June 30, 1998 and 1999 are as follows:

                                                        1998             1999
                                                     ----------      ----------
      Deferred tax assets
               State income taxes                    $  191,000      $  230,000
               Advertising accrual                          -0-         186,000
               Uniform capitalization rule              178,000         141,000
               Accrued vacation                         149,000         180,000
               Deferred gains                            15,000          15,000
               Allowance for doubtful accounts          170,000         170,000
               Inventory reserve                         82,000             -0-
               Other                                     61,000          50,000
                                                     ----------      ----------

                                                     $  846,000      $  972,000
                                                     ==========      ==========
      Deferred tax liabilities:
               Depreciation and amortization         $1,458,000      $1,650,000
               Like kind exchange                     1,272,000       1,272,000
               State tax deferred items                 135,000         131,000
                                                     ----------      ----------

                                                     $2,865,000      $3,053,000
                                                     ==========      ==========

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS

        Royalty and Development Fee Agreement

In February 1997, the Company entered into a Royalty Agreement with RICOR Racing and Development L.P. ("RICOR") whereby the Company would pay RICOR a percentage of revenue derived from the sale of shock absorbers based on the following:

 Aggregate Net Sales Volume        Royalty
-----------------------------      -------
Up to $4,000,000                      8%
From $4,000,001 to $8,000,000         7%
$8,000,001 and above                  6%

On February 19, 1999, the Royalty Agreement was amended where the Company will pay RICOR 6% of all licensed sales (see Note 8). Royalty expense under this agreement amounted to $12,000 for fiscal year ended June 30, 1997, and $381,000 for fiscal year ended June 30, 1998, and $702,000 for fiscal year ended June 30, 1999.

In addition, the Company agrees to pay Development Fees of $33,333 per month (to an annual maximum of $400,000) to RICOR, commencing March 1, 1999 and continuing through December 31, 2003.

        Retirement Plans

An employee stock ownership plan ("ESOP") was established July 1, 1979 covering substantially all employees of Edelbrock Corporation who have attained one year of service. The minimum annual contribution is 1% of the total salaries or wages of plan participants and may be supplemented with additional amounts at the discretion of the Board of Directors. During fiscal year 1998, Edelbrock Corporation established a 401(k) defined contribution plan to enhance the existing ESOP for participating employees. The Company intends to match 50% of a certain portion of participants' contribution to this plan. The maximum annual contribution for both plans cannot exceed 25% of the total salaries or wages of the plan participants. Contributions to the ESOP amounted to $513,000 for the years ended June 30, 1997 and 1998 and $595,000 for the year ended June 30, 1999.

Edelbrock Foundry Corp. maintains a defined contribution profit sharing plan (the "Plan") covering substantially all employees who have attained one year of service. Contributions to the Plan are at the discretion of the Company's Board of Directors; however, contributions cannot exceed 15% of the total salaries or wages of the plan participants. During fiscal year 1998, Edelbrock Foundry Corp. established a 401(k) defined contribution plan to enhance the existing plan for participating employees. The Company intends to match 50% of a certain portion of participants' contribution to this plan. Contributions to the Plan amounted to $55,000 for the years ended June 30, 1997 and 1998 and $65,000 for the year ended June 30, 1999.

The Company had accrued contributions of $527,000 and $618,000 at June 30, 1998 and 1999, respectively.

        Employment Agreements

The Company has an employment agreement with its President and Chief Executive Officer for a term expiring on June 30, 2004. The agreement provides for a base salary of $300,000 per year, with an annual raise and bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company. Upon termination of the officer's employment during the term of the agreement for any reason other than "cause," death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to the then current annual base compensation plus an amount equal to the bonus paid the year prior to such termination.

The Company also has similar employment agreements with two other officers, each having a term expiring on June 30, 2004. Pursuant to these employment agreements, the two officers are entitled to an aggregate base salary of $415,000. Each officer is entitled to an annual bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MAJOR CUSTOMERS

For the year ended June 30, 1997, three customers accounted for 12.9%, 11.7% and 11.4% of revenues. During the fiscal years ended June 30, 1998 and 1999, one customer accounted for 16.0% and 14.8% of revenues, respectively.


NOTE 7 - DEPENDENCE ON KEY SUPPLIER

The Company has entered into an agreement expiring in December 2004 with a key supplier that requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. The Company's minimum obligation under this agreement aggregates $55,616,000, or $13,904,000 each calendar year. These carburetors accounted for 39% of the Company's revenues for the year ended June 30, 1999. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company's results of operations, since alternative sources for obtaining the types of carburetors marketed by the Company are not readily available. The Company's inability to source supply with other manufacturers, the Company's failure to sell carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company's pricing of carburetors could have a material adverse effect on the Company.

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

A summary of changes in common stock options during 1997, 1998, and 1999 are as follows:

                                                  Number of    Weighted Average     Aggregate
                                                   Shares       Price Per Share   Exercise Price
                                                  ---------    ----------------   --------------
Outstanding at June 30, 1996                       347,505          $12.51         $4,347,384

Granted                                             23,000           17.52            402,960
Exercised                                            6,836           12.50             85,450
Cancelled                                            9,341           12.50            116,762
                                                   -------                         ----------
Outstanding at June 30, 1997                       354,328           12.84          4,548,132

Granted                                             17,500           19.10            334,265
Exercised                                            9,176           12.45            114,231
Cancelled                                            1,957           12.50             24,463
                                                   -------                         ----------
Outstanding at June 30, 1998                       360,695           13.15          4,743,703

Granted                                              2,000           15.00             30,000
Exercised                                           12,323           12.50            154,038
Cancelled                                            5,573           12.50             69,663
                                                   -------                         ----------
Outstanding at June 30, 1999                       344,799          $13.20         $4,550,003
                                                   =======                         ==========
Options exercisable (vested) at June 30, 1999      254,539          $12.78         $3,254,240
                                                   =======                         ==========

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

        1994 Stock Warrant Plan For Non-Employee Directors

Additionally, the Company adopted the Edelbrock Corporation 1994 Stock Option Plan for Non-Employee Directors ("Director Plan"), which authorizes the granting of non qualified stock options to certain non-employee directors of the Company. The maximum number of shares granted under the Director Plan shall not exceed 25,000 shares of Common Stock. Initial grants of options under the Director Plan totaled 14,000. Three grants of 3,500 shares each were made at the initial offering price of $12.50 per share and one grant of 3,500 shares was granted at a price of $12.75 per share. In November 1998, one director resigned and exercised their vestable options. The Company elected a new director and granted 3,500 shares at a price of $16.375 per share.

On February 2, 1997, the Company issued Warrants to purchase 100,000 shares of common stock at $14.75 per share to RICOR Racing and Development L.P. "RICOR." The Warrants were granted at the current quoted market price at the date of grant. The Warrants originally vested 20% on December 31 of each year for a period of five years with the first 20% vesting on December 31, 1997.

On February 19, 1999, for consideration of Amendment No. 4 to the Licensing Agreement (see Note 5), the Company accelerated the vesting allowing the 100,000 shares of Warrants to become fully exercisable at the date of the amendment. In addition, the Company issued two sets of Warrants to purchase 22,414 and 11,501 shares of common stock at $18.00 and 22.00 per share, respectively, to RICOR. The Warrants were granted at a price higher than the current quoted market price at the date of grant. The first set of warrants vest at 33.3% on December 31 of each year for a period of three years. The second set of warrants vest at 20% on December 31 of each year for a period of 5 years. The Warrants expire on February 18, 2002 and 2006, respectively.

A summary of changes in stock warrants during 1997, 1998, and 1999 are as follows.

                                                   Number of    Weighted Average    Aggregate
                                                    Shares      Price Per Share   Exercise Price
                                                   ---------    ----------------  --------------
Outstanding at June 30, 1996                         10,500          $12.58         $  132,125
Granted                                             100,000           14.75          1,475,000
Exercised                                                 0                                  0
Cancelled                                                 0                                  0
                                                    -------          ------         ----------
Outstanding at June 30, 1997                        110,500           14.54          1,607,125

Granted                                                   0                                  0
Exercised                                                 0                                  0
Cancelled                                                 0                                  0
                                                    -------          ------         ----------
Outstanding at June 30, 1998                        110,500           14.54          1,607,125

Granted                                              37,415           19.08            713,769
Exercised                                             2,800           12.50             35,000
Cancelled                                               700           12.50              8,750
                                                    -------          ------         ----------
Outstanding at June 30, 1999                        144,415          $15.77         $2,277,144
                                                    =======          ======         ----------
Warrants exercisable (vested) at June 30, 1999       65,600          $14.57         $  955,700
                                                    =======          ======         ==========

NOTE 8 - SHAREHOLDERS' EQUITY (CONCLUDED)

        Stock - Based Compensation

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997, 1998, and fiscal 1999: dividend yield of zero percent, risk-free interest rate of 6 percent, expected lives of ten years, and expected volatility of 8.11, 9.27, and 27.96 respectively. Under the accounting provisions of FASB Statement 123, the Company's net income and income per share for 1997, 1998, and 1999 would have been reduced to the pro forma amounts indicated below:

                                               Year Ended June 30,
                                     ------------------------------------------
                                        1997            1998            1999
                                     ----------      ----------      ----------
      Net Income
          As reported                $7,145,000      $5,800,000      $7,428,000
          Pro forma                  $6,805,000      $5,563,000      $7,203,000
      Income per share
          As reported - Basic        $     1.36      $     1.10      $     1.41
          As reported - Diluted      $     1.34      $     1.08      $     1.40
          Pro forma - Basic          $     1.30      $     1.06      $     1.37
          Pro forma - Diluted        $     1.25      $     1.03      $     1.36

Due to the fact that the Company's stock option programs vest over five years the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous grants. The numbers above do not include the effect of options granted prior to 1996 that vested in 1996 and 1997.

The following table summarizes information about stock options and warrants outstanding at June 30, 1999:

Stock Options:

                    Number     Weighted-Average     Exercisable         Number
Range of         Outstanding      Remaining       Weighted-Average    Exercisable     Weighted-Average
Exercise Prices   at 6/30/99   Contractual Life    Exercise Price     at 6/30/99       Exercise Price
---------------  -----------   ----------------   ----------------    -----------     ----------------
$12.50             298,299          5.30               $12.50           238,639            $12.50
$13.50-$15.00        6,000          7.78               $14.00             3,200            $13.50
$16.00-$19.50       40,500          8.02               $18.20            12,700            $17.96
-------------      -------          ----               ------           -------            ------
$12.50-$19.50      344,799          5.67               $13.20           254,539            $12.78
=============      =======          ====               ======           =======            ======

The weighted average fair value of options granted during the years ended June 30, 1998 and 1999 were $8.55 and $8.10, respectively.

Warrants:

                    Number     Weighted-Average     Exercisable         Number
Range of         Outstanding      Remaining       Weighted-Average    Exercisable     Weighted-Average
Exercise Prices   at 6/30/99   Contractual Life    Exercise Price     at 6/30/99       Exercise Price
---------------  -----------   ----------------   ----------------    -----------     ----------------
$12.50 - $22.00    144,415          5.87               $15.77           65,600             $14.57
===============    =======          ====               ======           ======             ======

The weighted average fair value of warrants granted during the years ended June 30, 1998 and 1999 were $7.97 and $3.45, respectively.

NOTE 9 - LEGAL PROCEEDINGS

As previously disclosed, in September 1997, Super Shops Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy code, 11 U.S.C. Sections 101-l330 (the "Bankruptcy Code"). At the time of Super Shops' filing, the Company was one of Super Shops' largest unsecured creditors and in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops' Chapter 11 case. In June 1999, the Company settled this claim with Super Shops. The terms of the settlement, which were accepted by Super Shops Inc. and approved by the bankruptcy court, included a cash settlement in the amount of $190,000 payable in eight equal monthly installments, and Edelbrock has forgone its claim for potential recovery of its unsecured trade receivable from Super Shops.

                              EDELBROCK CORPORATION

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                         Charged to
                                       Balance at         Costs and                          Balance at
                                    Beginning of Year     Expenses          Deductions       End of Year
                                    -----------------    ----------         ----------       -----------
Year ended June 30, 1999:
-------------------------
Allowance for doubtful accounts         $500,000         $  400,000         $  400,000         $500,000
Inventory reserves                      $240,000         $  217,000         $  457,000         $     --


Year ended June 30, 1998:
-------------------------
Allowance for doubtful accounts         $300,000         $2,078,000         $1,878,000         $500,000
Inventory reserves                      $     --         $  240,000         $       --         $240,000


Year ended June 30, 1997:
-------------------------
Allowance for doubtful accounts         $145,000         $  155,000         $       --         $300,000
Inventory reserves                      $     --         $       --         $       --         $     --