Form 10-Q
period 1999-09-25
EDELBROCK CORP
filed 1999-11-09
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 25, 1999           Commission File Number 34-24802


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



                              Yes [X]         No [ ]


As of November 8, 1999, the Company had 5,193,039 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 1999
                                      INDEX




Part I    FINANCIAL STATEMENTS                                                                              Page
                                                                                                            ----
          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets as of September 25, 1999
                         and June 30, 1999............................................................        3

                      Consolidated Statements of Income for the Three Months
                          Ended September 25, 1999 and 1998...........................................        4

                      Condensed Consolidated Statements of Cash Flows for the Three
                        Months Ended September 25, 1999 and 1998 .....................................        5

                      Notes to Condensed Consolidated Interim Financial Statements ...................        6


          Item 2.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations  .......................................................        7-10

          Item 3.     Quantitative and Qualitative Disclosure about Market Risk.......................        10


Part II   OTHER INFORMATION   ........................................................................        11

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 25,      June 30,
                                                   1999            1999
                                               -----------     -----------
                                               (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents ...........     $ 9,163,000     $13,685,000
     Accounts receivable, net ............      20,603,000      23,976,000
     Inventories .........................      18,586,000      17,155,000
     Prepaid expenses and other ..........       1,472,000       1,261,000
                                               -----------     -----------
Total current assets .....................      49,824,000      56,077,000

Property, plant and equipment, net .......      38,787,000      36,708,000
Other ....................................       1,470,000       1,467,000
                                               -----------     -----------
Total assets .............................     $90,081,000     $94,252,000
                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable ....................     $11,764,000     $16,037,000
     Accrued expenses ....................       3,273,000       4,548,000
     Current portion of long-term debt ...          69,000          69,000
                                               -----------     -----------
Total current liabilities ................      15,106,000      20,654,000

Long-term debt ...........................       2,048,000       2,065,000
Deferred income taxes ....................       2,864,000       2,882,000

Shareholders' equity .....................      70,063,000      68,651,000
                                               -----------     -----------
Total liabilities and shareholders' equity     $90,081,000     $94,252,000
                                               ===========     ===========










The accompanying condensed notes are an integral part of these condensed consolidated interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Three months ended
                                                                 September 25,
                                                          -----------     -----------
                                                              1999           1998
                                                          -----------     -----------
Revenues ............................................     $25,644,000     $22,595,000
Cost of sales .......................................      15,899,000      13,545,000
                                                          -----------     -----------
     Gross profit ...................................       9,745,000       9,050,000
                                                          -----------     -----------

Operating expenses
     Selling, general and administrative ............       6,827,000       6,272,000
     Research and development .......................         784,000         678,000
                                                          -----------     -----------

     Total operating expenses .......................       7,611,000       6,950,000
                                                          -----------     -----------

Operating income ....................................       2,134,000       2,100,000

Interest expense ....................................          50,000          51,000
Interest income .....................................         149,000         106,000
                                                          -----------     -----------

Income before taxes on income .......................       2,233,000       2,155,000

Taxes on income .....................................         826,000         797,000
                                                          -----------     -----------

Net income ..........................................     $ 1,407,000     $ 1,358,000
                                                          ===========     ===========

Basic net income per share ..........................     $      0.27     $      0.26
                                                          ===========     ===========

Diluted net income per share ........................     $      0.27     $      0.26
                                                          ===========     ===========


Basic weighted average number of shares outstanding .       5,222,000       5,257,000

Effect of dilutive stock options and warrants .......          39,000          60,000
                                                          -----------     -----------

Diluted weighted average number of shares outstanding       5,261,000       5,317,000
                                                          ===========     ===========



The accompanying condensed notes are an integral part of the condensed consolidated interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Three months ended
Increase (Decrease) in Cash and Cash Equivalents                     September 25,
                                                            ------------------------------
                                                                1999              1998
                                                            ------------      ------------
Operating activities
     Net income .......................................     $  1,407,000      $  1,358,000
     Depreciation and amortization ....................        1,249,000         1,174,000
     Gain on sale of equipment ........................           (9,000)               --
     Net change in operating assets and liabilities ...       (3,852,000)       (4,873,000)
                                                            ------------      ------------
Net cash used in operating activities .................       (1,205,000)       (2,341,000)
                                                            ------------      ------------

Investing activities
     Capital expenditures .............................       (3,320,000)         (660,000)
     Distributions from partnerships ..................           30,000           174,000
     Proceeds from sale of equipment ..................            9,000                --
     Capital expenditures on real estate operations ...          (21,000)               --
                                                            ------------      ------------
Net cash used in investing activities .................       (3,302,000)         (486,000)
                                                            ------------      ------------

Financing activities
     Proceeds from issuance of common stock under stock
           option plan ................................            2,000                --
     Payments to acquire treasury stock ...............               --           (73,000)
     Debt repayments ..................................          (17,000)          (20,000)
                                                            ------------      ------------
Net cash used in financing activities .................          (15,000)          (93,000)
                                                            ------------      ------------

Net decrease in cash and cash equivalents .............       (4,522,000)       (2,920,000)
Cash and Cash Equivalents at beginning of period ......       13,685,000         8,370,000
                                                            ============      ============
Cash and Cash Equivalents at end of period ............     $  9,163,000      $  5,450,000
                                                            ============      ============

Supplemental disclosure of cash flow information
  Cash paid during the period for
     Interest .........................................     $     50,000      $     51,000
                                                            ============      ============
     Income taxes .....................................     $    525,000      $    525,000
                                                            ============      ============






The accompanying condensed notes are an integral part of the condensed consolidated interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at September 25, 1999 and for the three month period ended September 25, 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1999 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1999 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three-month period ended September 25, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.


NOTE 2 - INVENTORIES

Inventories at September 25, 1999 and June 30, 1999 consisted of the following:

                                             September 25,             June 30,
                                              -----------            -----------
                                              (Unaudited)
Raw materials ..........................      $ 9,857,000            $ 8,671,000
Work in process ........................        1,900,000              1,923,000
Finished goods .........................        6,829,000              6,561,000
                                              -----------            -----------
                                              $18,586,000            $17,155,000
                                              ===========            ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarter ended September 25, 1999. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

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

In early October 1999, the Company completed construction of its 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility in Torrance, California. The Company is utilizing the existing 30,000 square foot distribution area at its headquarters in Torrance for additional manufacturing capacity.

     Seasonality

The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters.

THREE MONTHS ENDED SEPTEMBER 25, 1999, COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 25, 1998:

     Revenues

Revenues increased 13.5% to $25.6 million for the three months ended September 25, 1999 from $22.6 million for the same period of 1998. This increase was primarily the result of an increase of approximately $614,000, or 26.4%, in the sale of aluminum cylinder heads, an increase of approximately $706,000, or 10.3%, in the sale of intake manifolds and an increase of approximately $1.5 million or 17.7%, from the sale of carburetors over the similar period of 1998.

     Cost of Sales

Cost of sales increased 17.4% to $15.9 million for the three months ended September 25, 1999 from $13.5 million for the same period of 1998. As a percent of revenues, cost of sales increased to 62.0% for the three months ended September 25, 1999 from 59.9% for the same period of 1998. The increase in cost of sales as a percent of revenues was mainly due to a change in sales mix toward outside manufactured products for which the Company achieves lower margins, increased labor costs associated with additional labor staff, and increased depreciation in connection with additional capital equipment.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 8.8% to $6.8 million for the three months ended September 25, 1999 from $6.3 million for the same period of 1998. As a percent of sales, selling, general and administrative expense decreased to 26.6% for the three months ended September 25, 1999 from 27.8% for the same period of 1998. The increase in expense was due primarily to increased sales commissions and freight associated with increased sales, increases in advertising expenditures, and increases in labor costs. The decrease as a percentage of sales is mainly attributed to a series of ongoing cost controls and the Company not experiencing costs associated with the Company's efforts toward the implementation of the QS9000 quality standard this period versus the same period of 1998.

     Research and Development Expense

Research and development expense increased 15.6% to $784,000 for the three months ended September 25, 1999 from $678,000 for the same period of 1998. As a percent of sales, research and development expense increased to 3.1% for the three months ended September 25, 1999 from 3.0% for the same period of 1998. The increase was primarily due to an increase in research and development expenses relating to the Company's ongoing expansion of its product base.

     Interest Expense

Interest expense decreased 2% to $50,000 for the three months ended September 25, 1999 from $51,000 for the same period of 1998. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

     Interest Income

Interest income increased 40.6% to $149,000 for the three months ended September 25, 1999 from $106,000 for the same period in 1998. The increase was primarily due to an increase in the balance of invested funds.

     Taxes on Income

The provision for income taxes increased to $826,000 for the three months ended September 25, 1999 from $797,000 for the 1998 period. The effective tax rate for both the 1999 and 1998 periods was approximately 37%.

     Net Income

The Company's net income for the three months ended September 25, 1999 increased 3.6% to $1.41 million from $1.36 million for the same period of 1998. This increase was the result of the items mentioned above.

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

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of $3.3 million during the first quarter 1999 mainly for the construction of its new distribution facility and anticipates making additional capital expenditures of approximately $3.5 - $5.0 million for the remainder of fiscal year 2000 primarily for additional capital equipment to increase production capacity.

YEAR 2000 COMPLIANCE

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 or Y2K issue," and the Company is addressing this issue on several different fronts. First, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Second, the Company has established a separate team to coordinate solutions to the Year 2000 issue for its own internal information systems, for which it had completed substantially all remediation for Year 2000 compliance in the fourth calendar quarter of 1998. As part of its initial phase of its Year 2000 readiness, the Company installed Oracle applications and database. In order to complete the Year 2000 readiness program for its information systems, the Company upgraded its existing Oracle applications (Version 10.6) to release 10.7 and also upgraded its Oracle database (to version 7.3.4.4). Amounts incurred in connection with the Year 2000 compliance program were not material to the Company's financial condition or results of operations. The Company does not believe that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control, including without limitation, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. For Year 2000 issues which, if not timely resolved, could have a significant impact on the Company's operations, the Company has developed contingency plans. These plans include utilizing alternative vendors and service providers and have been designed to minimize the impact of failure to achieve Year 2000 compliance.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT & SA. The Company's Revolving Credit Facility is a $2 million line of credit with an interest rate based on the prime rate (currently 8.25%) and expires on February 1, 2000. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of September 25, 1999, the Company's outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not likely have a material effect.

          Sensitivity Analysis

To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company had a $1 million balance outstanding under the Revolving Credit Facility. The monthly interest payment, if the rate stayed constant, would be $6,875. If the prime rate rose 100 basis points, the monthly interest payment would equal $7,708. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

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


Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           27.1 Financial Data Schedule

       (b) There were no reports on Form 8-K filed during the three months ended September 25, 1999.

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






                                                EDELBROCK CORPORATION
                                                --------------------------------
                                                Registrant



Date:    November 9, 1999                       ARISTEDES T. FELES
                                                --------------------------------
                                                Aristedes T. Feles
                                                Vice President of Finance
                                                Chief Financial Officer and
                                                Director