Form 10-Q
period 1999-12-25
EDELBROCK CORP
filed 2000-02-04
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 25, 1999
                        Commission File Number 34-24802


                              EDELBROCK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          33-0627520
-------------------------------                       -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


2700 California Street, Torrance, California                     90503
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



                      Yes   [X]         No [ ]


As of February 4, 2000, the Company had 5,174,339 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 25, 1999
                                      INDEX




Part I    FINANCIAL STATEMENTS                                                                     Page
                                                                                                   ----
    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets as of December 25, 1999
                 and June 30, 1999............................................................        3

              Consolidated Statements of Income for the Three Months
                  and Six Months Ended December 25, 1999 and 1998.............................        4

              Condensed Consolidated Statements of Cash Flows for the Six
                Months Ended December 25, 1999 and 1998 ......................................        5

              Notes to Consolidated Interim Financial Statements .............................        6


    Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations  .......................................................     7-11

    Item 3.   Quantitative and Qualitative Disclosure About Market Risk.......................       12


Part II   OTHER INFORMATION                    ...............................................    13-15

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 25,       June 30,
                                                  1999              1999
                                                -----------      -----------
                                               (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents ...........      $ 4,006,000      $13,685,000
     Accounts receivable, net ............       25,635,000       23,976,000
     Inventories .........................       18,809,000       17,155,000
     Prepaid expenses and other ..........        1,301,000        1,261,000
                                                -----------      -----------
Total current assets .....................       49,751,000       56,077,000

Property, plant and equipment, net .......       39,375,000       36,708,000
Other ....................................        1,456,000        1,467,000
                                                -----------      -----------
Total assets .............................      $90,582,000      $94,252,000
                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable ....................      $10,791,000      $16,037,000
     Accrued expenses ....................        3,816,000        4,548,000
     Current portion of long-term debt ...           72,000           69,000
                                                -----------      -----------
Total current liabilities ................       14,679,000       20,654,000

Long-term debt ...........................        2,028,000        2,065,000
Deferred income taxes ....................        2,842,000        2,882,000

Shareholders' equity .....................       71,033,000       68,651,000
                                                -----------      -----------
Total liabilities and shareholders' equity      $90,582,000      $94,252,000
                                                ===========      ===========





The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three months ended               Six months ended
                                                          December 25,                    December 25,
                                                ----------------------------      -----------------------------
                                                  1999              1998              1999            1998
                                                -----------      -----------      -----------      -----------
Revenues .................................      $28,522,000      $25,602,000      $54,166,000      $48,197,000
Cost of sales ............................       17,498,000       15,789,000       33,397,000       29,334,000
                                                -----------      -----------      -----------      -----------
     Gross profit ........................       11,024,000        9,813,000       20,769,000       18,863,000
                                                -----------      -----------      -----------      -----------

Operating expenses
     Selling, general and administrative .        7,475,000        6,403,000       14,302,000       12,675,000
     Research and development ............          870,000          763,000        1,654,000        1,441,000
     Write-off of uncollectible receivable               --          400,000               --          400,000
                                                -----------      -----------      -----------      -----------
     Total operating expenses ............        8,345,000        7,566,000       15,956,000       14,516,000
                                                -----------      -----------      -----------      -----------

Operating income .........................        2,679,000        2,247,000        4,813,000        4,347,000

Interest expense .........................           49,000           51,000           99,000          102,000
Interest income ..........................          151,000           66,000          300,000          172,000
                                                -----------      -----------      -----------      -----------
Income before taxes on income ............        2,781,000        2,262,000        5,014,000        4,417,000

Taxes on income ..........................        1,029,000          838,000        1,855,000        1,635,000
                                                -----------      -----------      -----------      -----------

Net income ...............................      $ 1,752,000      $ 1,424,000      $ 3,159,000      $ 2,782,000
                                                ===========      ===========      ===========      ===========

Basic net income per share ...............      $      0.34      $      0.27      $      0.61      $      0.53
                                                ===========      ===========      ===========      ===========
Diluted net income per share .............      $      0.34      $      0.27      $      0.60      $      0.52
                                                ===========      ===========      ===========      ===========

Basic weighted average number
of shares outstanding ....................        5,191,000        5,249,000        5,206,000        5,253,000
                                                ===========      ===========      ===========      ===========

Diluted weighted average number
of shares outstanding ....................        5,214,000        5,309,000        5,257,000        5,311,000
                                                ===========      ===========      ===========      ===========


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six months ended
Increase (Decrease) in Cash and Cash Equivalents                   December 25,
                                                         -------------------------------
                                                            1999                  1998
                                                         ------------       ------------
Operating activities
     Net income ...................................      $  3,159,000       $  2,782,000
     Write-off of uncollectible receivable ........                --            400,000
     Depreciation and amortization ................         2,608,000          2,207,000
     Net change in operating assets and liabilities        (9,411,000)        (7,792,000)
                                                         ------------       ------------
Net cash used in operating activities .............        (3,644,000)        (2,403,000)
                                                         ------------       ------------

Investing activities
     Capital expenditures .........................        (5,324,000)        (1,897,000)
     Other ........................................           100,000            183,000
                                                         ------------       ------------
Net cash used in investing activities .............        (5,224,000)        (1,714,000)
                                                         ------------       ------------

Financing activities
     Proceeds from issuance of common stock
         under stock option plan ..................            34,000            154,000
     Payments to acquire treasury stock ...........          (705,000)          (212,000)
     Dividends paid on common stock ...............          (106,000)                --
     Debt repayments ..............................           (34,000)           (30,000)
                                                         ------------       ------------
     Net cash used in financing activities ........          (811,000)           (88,000)
                                                         ------------       ------------

Net decrease in cash and cash equivalents .........        (9,679,000)        (4,205,000)
Cash and cash equivalents at beginning of period ..        13,685,000          8,370,000
                                                         ------------       ------------
Cash and cash equivalents at end of period ........      $  4,006,000       $  4,165,000
                                                         ============       ============

Supplemental disclosure of cash flow information
  Cash paid during the period for
     Interest .....................................      $     99,000       $    102,000
                                                         ============       ============
     Income taxes .................................      $  2,215,000       $  2,200,000
                                                         ============       ============






The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at December 25, 1999 and for the three and six month periods ended December 25, 1999, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1999 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1999 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and six month periods ended December 25, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

NOTE 2 - INVENTORIES

Inventories at December 25, 1999 and June 30, 1999 consisted of the following:


                                 December 25,       June 30,
                                 -----------      ------------
                                 (Unaudited)
            Raw materials        $ 9,323,000      $ 8,671,000
            Work in process        1,916,000        1,923,000
            Finished goods         7,570,000        6,561,000
                                 -----------      -----------
                                 $18,809,000      $17,155,000
                                 ===========      ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and six months ended December 25, 1999. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

       Overview

The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, fuel injection systems, exhaust systems, Performer IAS Shock Absorbers and other performance components for most domestic V8 and selected V6 engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and selected off-road motorcycles. The Company currently offers over 3,000 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

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

In October 1999, the Company completed construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facilities in Torrance, California. The Company is now utilizing the former 30,000 square foot distribution area at its headquarters for additional manufacturing capacity.

     Seasonality

The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters.

THREE MONTHS ENDED DECEMBER 25, 1999 COMPARED TO THREE MONTHS ENDED
       DECEMBER 25, 1998:

       Revenues

Revenues increased 11.4% to $28.5 million for the three months ended December 25, 1999 from $25.6 million for the same period of 1998. This increase was primarily the result of an increase of approximately $2.0 million, or 19.8%, in the sale of Edelbrock carburetors and an increase of approximately $0.5 million, or 19.7%, in the sale of aluminum automotive cylinder heads.

     Cost of Sales

Cost of sales increased 10.8% to $17.5 million for the three months ended December 25, 1999 from $15.8 million for the same period of 1998. As a percent of revenues, cost of sales decreased to 61.3% for the three months ended December 25, 1999 from 61.7% for the same period of 1998. This decrease in cost of sales was primarily due to an increase in production efficiency through the increased utilization of new and existing machinery and equipment.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 16.7% to $7.5 million for the three months ended December 25, 1999 from $6.4 million for the same period of 1998. As a percent of revenues, selling, general and administrative expense increased to 26.2% for the three months ended December 25, 1999 from 25.0% for the same period of 1998. This increase was primarily due to increased advertising expense and sales commissions associated with increased sales. Additionally, expenses during the current quarter were effected by the Company's move to its new distribution facility as well as expansion of its current production facilities which included the 30,000 square foot facility vacated by the former distribution center.

     Research and Development Expense

Research and development expense increased 14.0% to $870,000 for the three months ended December 25, 1999 from $763,000 for the same period of 1998. As a percent of revenues, research and development expense increased to 3.1% for the three months ended December 25, 1999 from 3.0% for the same period of 1998. This increase was primarily due to the addition of personnel to the Company's research and development staff to meet the rising demand for its products and other ventures.

     Write-off of Uncollectible Receivable

In December 1998, the Company wrote-off approximately $400,000 of unsecured trade receivables relating to Champion Auto Stores, Inc., a Minnesota based automotive parts retailer who filed for voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in May 1998 and was further converted to Chapter 7 Liquidation in December 1998. The $400,000 write-off represents all of the outstanding receivable balance, a portion of which was previously reserved.

     Interest Expense

Interest expense decreased 3.9% to $49,000 for the three months ended December 25, 1999 from $51,000 for the same period of 1998. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

     Interest Income

Interest income increased 128.8% to $151,000 for the three months ended December 25, 1999 from $66,000 for the same period in 1998. The increase was primarily due to an increase in the balance of the Company's excess working capital investments.

     Taxes on Income

The provision for income taxes increased to $1,029,000 for the three months ended December 25, 1999 from $838,000 for the 1998 period. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company's net income for the three months ended December 25, 1999 increased 23.0% to $1.8 million from $1.4 million for the same period of 1998. This increase was the result of the items mentioned above.

SIX MONTHS ENDED DECEMBER 25, 1999 COMPARED TO SIX MONTHS ENDED
     DECEMBER 25, 1998:

     Revenues

Revenues increased 12.4% to $54.2 million for the six months ended December 25, 1999 from $48.2 million for the same period of 1998. This increase was primarily the result of an increase of approximately $3.5 million, or 18.8%, in the sale of Edelbrock carburetors, an increase of approximately $1.1 million or 23.0%, in the sale of aluminum cylinder heads, and an increase of approximately $0.9 million, or 5.9%, in the sale of aluminum intake manifolds.

     Cost of Sales

Cost of sales increased 13.9% to $33.4 million for the six months ended December 25, 1999 from $29.3 million for the same period of 1998. As a percent of revenues, cost of sales increased to 61.7% for the six months ended December 25, 1999 from 60.9% for the same period of 1998. This increase in cost of sales was primarily due to increased labor costs and depreciation and a change in sales mix toward outside manufactured products (mainly carburetors) for which the Company achieves lower margins.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 12.8% to $14.3 million for the six months ended December 25, 1999 from $12.7 million for the same period of 1998. This increase was due primarily to increased sales commissions and freight costs associated with increased sales and increases in advertising expenditures and costs associated with the Company's move to its new distribution facility as well as expansion of its current production facilities which included the 30,000 square foot facility vacated by the former distribution center. As a percent of revenues, selling, general and administrative expense increased to 26.4% for the six months ended December 25, 1999 from 26.3% for the same period of 1998.

     Research and Development Expense

Research and development expense increased 14.8% to $1.7 million for the six months ended December 25, 1999 from $1.4 million for the same period of 1998. As a percent of revenues, research and development expense increased to 3.1% for the six months ended December 25, 1999 from 3.0% for the same period of 1998. This increase was primarily due to the addition of personnel to the Company's research and development staff to meet the rising demand for its products.

     Write-off of Uncollectible Receivable

In December 1998, the Company wrote-off approximately $400,000 of unsecured trade receivables relating to Champion Auto Stores, Inc., a Minnesota based automotive parts retailer who filed for voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in May 1998 and was further converted to Chapter 7 Liquidation in December 1998. The $400,000 write-off represents all of the outstanding receivable balance, a portion of which was previously reserved.

     Interest Expense

Interest expense decreased 2.9% to $99,000 for the six months ended December 25, 1999 from $102,000 for the same period of 1998. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

     Interest Income

Interest income increased 74.4% to $300,000 for the six months ended December 25, 1999 from $172,000 for the same period in 1998. This increase was primarily due to an increase in the balance of the Company's excess working capital investments.

     Taxes on Income

The provision for income taxes increased to $1.9 million for the six months ended December 25, 1999 from $1.6 million for the 1998 period. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company's net income for the six months ended December 25, 1999 increased 13.6% to $3.2 million from $2.8 million for the same period of 1998. This increase was primarily the result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's $2.0 million revolving credit facility ("Revolving Credit Facility") which expires on February 1, 2002. Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company anticipates making capital expenditures of approximately $6.5 - $8.5 million in fiscal year 2000 primarily for construction of its new distribution facility and additional capital equipment to increase production capacity.

YEAR 2000 COMPLIANCE

Prior to December 31, 1999, management of the Company completed its review of internal information systems, manufacturing and engineering equipment, and facilities, as well as surveys of key vendors and service providers for Year 2000 risks. As of the date of this filing, the Company has experienced no disruptions or other significant problems related to Year 2000 issues. Additionally, to date, there have been no Year 2000 related failures with respect to supplies or services from vendors or service providers who have advised the Company of disruptions or other significant problems related to Year 2000 issues. To date, there have been no Year 2000 related problems reported from customers regarding the Company's products.

However, if Year 2000 issues develop subsequent to the date of this filing, which impact the ability of vendors or service providers to adequately supply the Company, there could be a material adverse impact on the Company's operations. Additionally, if the Company's products were to incur Year 2000 performance problems, there could be an adverse impact on results of operations and financial condition due to increased warranty costs, litigation expenses and other material liabilities, or a loss of customers.

The Company did not incur significant costs related to year 2000 issues during the previous six month period and does not expect to incur material Year 2000 transition costs in the future.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT & SA. The Company's Revolving Credit Facility is a $2 million line of credit with an interest rate based on the prime rate (currently 8.5%). It expires on February 1, 2002. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of December 25, 1999, the Company's outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not likely have a material effect.

     Sensitivity Analysis

To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company had a $1 million balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $7,083. If the prime rate rose 100 basis points, the monthly interest payment would equal $7,912. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

                           PART II - OTHER INFORMATION



Item 1.    Changes in Securities

       Not applicable.

Item 2.    Defaults upon Senior Securities

       Not applicable.


Item 3.    Submission of Matters to a Vote of Security Holders


On November 23, 1999, the Company held its Annual Meeting of Shareholders in Torrance, California. At that meeting, the shareholders elected all eight directors nominated by the Board of Directors. The number of votes cast for or against for each director were as follows:


                                Number of Votes Cast
                             -------------------------
                                For           Against        Unvoted
                             ---------       ----------     ----------
O. Victor Edelbrock          5,107,085         13,950        100,904
Jeffrey L. Thompson          5,042,029         79,006        100,904
Aristedes T. Feles           5,041,929         79,106        100,904
Cathleen Edelbrock-Ford      5,042,029         79,006        100,904
Timothy D. Pettit            5,106,929         14,106        100,904
Jerry Herbst                 5,106,985         14,050        100,904
Alexander Michalowski        5,106,485         14,550        100,904
Richard M. Wilbur            5,106,929         14,106        100,904


In addition, the shareholders approved by a vote of 5,118,446 for, 1,668 abstained, 100,904 unvoted, and 921 against, the ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending June 30, 2000.


Item 4.    Other Information

       Not applicable.

Item 5.    Exhibits and Reports on Form 8-K

       Exhibits

       10.1 Business Loan Agreement between Edelbrock Corporation and Bank of America, NT and SA

       27.1        Financial Data Schedule

       Reports on Form 8-K

       There were no reports on Form 8-K filed during the three months ended December 25, 1999.

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






                                                    EDELBROCK CORPORATION
                                                    ---------------------------
                                                    Registrant



Date:    February  4, 2000                          ARISTEDES T. FELES
                                                    ---------------------------
                                                    Aristedes T. Feles
                                                    Vice President Finance,
                                                    Chief Financial Officer and
                                                    Director