Form 10-Q
period 2000-03-25
EDELBROCK CORP
filed 2000-05-08
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended             Commission File Number
               March 25, 2000                            34-24802


                              EDELBROCK CORPORATION
             (Exact name of registrant as specified in its charter)


                 Delaware                                33-0627520
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification Number)


2700 California Street, Torrance, California               90503
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


                                 Yes [X] No [ ]


As of May 8, 2000, the Company had 5,146,639 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 25, 2000
                                      INDEX

                                                                                      Page
                                                                                      ----
Part I  FINANCIAL STATEMENTS

        Item 1. Interim Financial Statements

                Condensed Consolidated Balance Sheets as of March 25, 2000 and
                   June 30, 1999................................................       3

                Consolidated Statements of Income for the Three Months and Nine
                   Months Ended March 25, 2000 and 1999.........................       4

                Condensed Consolidated Statements of Cash Flows for the Nine
                   Months Ended March 25, 2000 and 1999.........................       5

                Notes to Consolidated Financial Statements......................       6


        Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations .......................................       7-12

Part II OTHER INFORMATION ......................................................       13

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 25,         June 30,
                                                         2000             1999
                                                     -----------      -----------
                                                     (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents .................      $   413,000      $13,685,000
    Accounts receivable, net ..................       31,943,000       23,976,000
    Inventories ...............................       17,671,000       17,155,000
    Prepaid expenses and other ................        1,165,000        1,261,000
                                                     -----------      -----------
Total current assets ..........................       51,192,000       56,077,000

Property, plant and equipment, net ............       41,689,000       36,708,000
Other .........................................        1,485,000        1,467,000
                                                     -----------      -----------
Total assets ..................................      $94,366,000      $94,252,000
                                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable ..........................      $12,599,000      $16,037,000
    Accrued expenses ..........................        3,930,000        4,548,000
    Current portion of long-term debt .........           74,000           69,000
                                                     -----------      -----------
Total current liabilities .....................       16,603,000       20,654,000

Long-term debt ................................        2,009,000        2,065,000
Deferred income taxes .........................        2,817,000        2,882,000

Shareholders' equity ..........................       72,937,000       68,651,000
                                                     -----------      -----------
Total liabilities and shareholders' equity ....      $94,366,000      $94,252,000
                                                     ===========      ===========

The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 Three months ended                Nine months ended
                                                                     March 25,                         March 25,
                                                           ----------------------------      ----------------------------
                                                               2000             1999             2000             1999
                                                           -----------      -----------      -----------      -----------
Revenues ............................................      $29,900,000      $26,973,000      $84,066,000      $75,170,000
Cost of sales .......................................       18,570,000       16,480,000       51,967,000       45,814,000
                                                           -----------      -----------      -----------      -----------
    Gross profit ....................................       11,330,000       10,493,000       32,099,000       29,356,000
                                                           -----------      -----------      -----------      -----------

Operating expenses
    Selling, general and administrative .............        7,414,000        6,733,000       21,716,000       19,408,000
    Research and development ........................          887,000          746,000        2,541,000        2,187,000
    Write-off of uncollectible receivable ...........              -0-              -0-              -0-          400,000
    Settlement expense ..............................              -0-          190,000              -0-          190,000
                                                           -----------      -----------      -----------      -----------
    Total operating expenses ........................        8,301,000        7,669,000       24,257,000       22,185,000
                                                           -----------      -----------      -----------      -----------

Operating income ....................................        3,029,000        2,824,000        7,842,000        7,171,000

Interest expense ....................................           49,000           50,000          148,000          152,000
Interest income .....................................           41,000           56,000          341,000          228,000
                                                           -----------      -----------      -----------      -----------
Income before taxes on income .......................        3,021,000        2,830,000        8,035,000        7,247,000

Taxes on income .....................................        1,118,000        1,046,000        2,973,000        2,681,000
                                                           -----------      -----------      -----------      -----------
Net income ..........................................      $ 1,903,000      $ 1,784,000      $ 5,062,000      $ 4,566,000
                                                           -----------      -----------      -----------      -----------

Basic net income per share ..........................      $      0.37      $      0.34      $      0.97      $      0.87
                                                           -----------      -----------      -----------      -----------
Diluted net income per share ........................      $      0.37      $      0.34      $      0.97      $      0.86
                                                           -----------      -----------      -----------      -----------
Basic weighted average number of
    shares outstanding ..............................        5,174,000        5,257,000        5,196,000        5,255,000
    Effect of diluted stock options and warrants ....              -0-           49,000           23,000           55,000
                                                           -----------      -----------      -----------      -----------
Diluted weighted average number of
    shares outstanding ..............................        5,174,000        5,306,000        5,219,000        5,310,000
                                                           -----------      -----------      -----------      -----------

The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Nine months ended
Increase (Decrease) in Cash and Cash Equivalents                        March 25,
                                                             -------------------------------
                                                                 2000               1999
                                                             ------------       ------------
Operating activities
    Net income ........................................      $  5,062,000       $  4,566,000
    Write-off of uncollectible receivable .............                --            400,000
    Depreciation and amortization .....................         4,064,000          3,452,000
    Net change in operating assets and liabilities ....       (12,625,000)        (9,644,000)
                                                             ------------       ------------
Net cash used in operating activities .................        (3,499,000)        (1,226,000)
                                                             ------------       ------------

Investing activities
    Capital expenditures ..............................        (9,092,000)        (3,304,000)
    Other .............................................           146,000            411,000
                                                             ------------       ------------
Net cash used in investing activities .................        (8,946,000)        (2,893,000)
                                                             ------------       ------------

Financing activities
    Proceeds from issuance of common stock
        under stock option plan .......................            34,000            234,000
    Payments to acquire treasury stock ................          (704,000)          (222,000)
    Dividends paid on common stock ....................          (106,000)                --
    Debt repayments ...................................           (51,000)           (46,000)
                                                             ------------       ------------
Net cash used in financing activities .................          (827,000)           (34,000)
                                                             ------------       ------------

Net decrease in cash and cash equivalents .............       (13,272,000)        (4,153,000)
Cash and cash equivalents at beginning of period ......        13,685,000          8,370,000
                                                             ------------       ------------
Cash and cash equivalents at end of period ............      $    413,000       $  4,217,000
                                                             ============       ============

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest ..........................................      $    148,000       $    152,000
                                                             ============       ============
    Income taxes ......................................      $  3,393,000       $  3,050,000
                                                             ============       ============

The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company" or "Edelbrock") at March 25, 2000 and for the three and nine month periods ended March 25, 2000, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 1999 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 1999 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for a complete presentation, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and nine month periods ended March 25, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

NOTE 2 - INVENTORIES

Inventories at March 25, 2000 and June 30, 1999 consisted of the following:

                                                March 25,         June 30,
                                               -----------      -----------
                                               (Unaudited)
      Raw materials .....................      $ 9,216,000      $ 8,671,000
      Work in process ...................        1,884,000        1,923,000
      Finished goods ....................        6,571,000        6,561,000
                                               -----------      -----------
                                               $17,671,000      $17,155,000
                                               ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended March 25, 2000. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

      Overview

The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, fuel injection systems, exhaust systems, Performer IAS Shock Absorbers and other performance components for most domestic V8 and selected V6 engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and off-road motorcycles. The Company currently offers over 3,000 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

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

THREE MONTHS ENDED MARCH 25, 2000, COMPARED TO THREE MONTHS ENDED MARCH 25, 1999

      Revenues

Revenues increased 10.9% to $29.9 million for the three months ended March 25, 2000 from $27.0 million for the same period of 1999. This increase was primarily the result of an increase of approximately $1.0 million, or 9.2%, in the sale of Edelbrock automotive carburetors; an increase of approximately $424,000, or 15.1%, in the sale of aluminum automotive cylinder heads, an increase of approximately $370,000, or 4.7%, in the sale of aluminum automotive intake manifolds, and an increase of approximately $459,000, or 103.6%, in the sale of Performer IAS(R) shock absorbers.

      Cost of Sales

Cost of sales increased 12.7% to $18.6 million for the three months ended March 25, 2000 from $16.5 million for the same period of 1999. As a percent of revenues, cost of sales increased to 62.1% for the three months ended March 25, 2000 from 61.1% for the same period of 1999. The increase in the cost of sales percentage was primarily due to an increase in sales of Edelbrock automotive carburetors for which the company achieves a lower margin and an increase in labor and depreciation expense associated with the acquisition and operation of new manufacturing capital equipment.

      Selling, General and Administrative Expense

Selling, general and administrative expense increased 10.1% to $7.4 million for the three months ended March 25, 2000 from $6.7 million for the same period of 1999. This increase was primarily due to increased advertising expense and sales commissions. As a percent of revenues, selling, general and administrative expense decreased to 24.8% for the three months ended March 25, 2000 from 25.0% for the same period of 1999.

      Research and Development Expense

Research and development ("R & D") expense increased 18.9% to $887,000 for the three months ended March 25, 2000 from $746,000 for the same period of 1999. As a percent of revenues, R & D expense increased to 3.0% for the three months ended March 25, 2000 from 2.8% for the same period of 1999. The increase is mainly attributed to Edelbrock's development of new shock absorber applications and development of a new product line using Nitrous Oxide to enhance performance.

      Settlement Expense

As previously disclosed, in September 1997, Super Shops Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy code, 11 U.S.C. Sections 101-l330 (the "Bankruptcy Code"). At the time of Super Shops' filing, the Company was one of Super Shops' largest unsecured creditors and in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops' Chapter 11 case. In June 1999, the Company settled this claim with Super Shops. The terms of the settlement included a cash settlement in the amount of $190,000 payable in eight equal monthly installments, and Edelbrock has forgone its claim for potential recovery of its unsecured trade receivable from Super Shops.

      Interest Expense

Interest expense decreased 2.0% to $49,000 for the three months ended March 25, 2000 from $50,000 for the same period of 1999. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

      Interest Income

Interest income decreased to $41,000 for the three months ended March 25, 2000 compared to $56,000 in the same period for 1999. The decrease was the result of a decrease in the average balance of the Company's excess working capital associated with payments made related to the construction of its distribution facility and the purchase of new manufacturing equipment for the applicable period.

      Taxes on Income

The provision for income taxes was $1.1 million for the three months ended March 25, 2000 and $1.0 million for the same period of 1999. The effective tax rate for both periods was approximately 37%.

      Net Income

The Company's net income for the three months ended March 25, 2000 increased 6.7% to $1.9 million from $1.8 million for the same period of 1999. The increase in net income was primarily the result of the items mentioned above.

NINE MONTHS ENDED MARCH 25, 2000, COMPARED TO NINE MONTHS ENDED MARCH 25, 1999

      Revenues

Revenues increased 11.8% to $84.1 million for the nine months ended March 25, 2000 from $75.2 million for the same period of 1999. This increase was primarily the result of an increase of approximately $439,000, or 22.9%, in the sale of shock absorbers; an increase of $4.5 million, or 15.3%, in the sale of Edelbrock automotive carburetors; an increase of approximately $1.5 million, or 20.1%, in the sale of aluminum automotive cylinder heads; and, an increase of approximately $1.2 million, or 5.5%, in the sale of aluminum automotive intake manifolds.

      Cost of Sales

Cost of sales increased 13.4% to $52.0 million for the nine months ended March 25, 2000 from $45.8 million for the same period of 1999. As a percent of revenues, cost of sales increased to 61.8% for the nine months ended March 25, 2000 from 60.9% for the same period of 1999. The increase in the cost of sales percentage was primarily due to an increase in sales of Edelbrock automotive carburetors for which the company achieves a lower margin and an increase in labor and depreciation expense associated with the acquisition and operation of new manufacturing capital equipment.

      Selling, General and Administrative Expense

Selling, general and administrative expense increased 11.9% to $21.7 million for the nine months ended March 25, 2000 from $19.4 million for the same period of 1999. This increase was due primarily to increased sales commissions associated with increased sales, increases in advertising expenditures, and costs associated with the Company's move to its new distribution facility, as well as expansion of its current production facilities which included the 30,000 square foot facility vacated by the former distribution center. As a percent of revenues, selling, general and administrative expense was 25.8% for both the nine months ended March 25, 2000 and 1999.

      Research and Development Expense

Research and development ("R & D") expense increased to $2.5 million for the nine months ended March 25, 2000 compared to $2.2 million for the same period of 1999. As a percent of revenues, R & D expense increased to 3.0% for the nine months ended March 25, 2000 from 2.9% for the same period of 1999. The increase is mainly attributed to Edelbrock's development of shock absorber applications and development of a new product line using Nitrous Oxide to enhance performance.

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

      Settlement Expense

As previously disclosed, in September 1997, Super Shops Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy code, 11 U.S.C. Sections 101-l330 (the "Bankruptcy Code"). At the time of Super Shops' filing, the Company was one of Super Shops' largest unsecured creditors and in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops' Chapter 11 case. In June 1999, the Company settled this claim with Super Shops. The terms of the settlement included a cash settlement in the amount of $190,000 payable in eight equal monthly installments, and Edelbrock has forgone its claim for potential recovery of its unsecured trade receivable from Super Shops.

      Interest Expense

Interest expense decreased 2.6% to $148,000 for the nine months ended March 25, 2000 from $152,000 for the same period of 1999. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

      Interest Income

Interest income increased 49.6 % to $341,000 for the nine months ended March 25, 2000 from $228,000 for the same period in 1999. This increase was primarily due to an increase in the average balance of the Company's excess working capital for the applicable period.

      Taxes on Income

The provision for income taxes increased to $3.0 million for the nine months ended March 25, 2000 from $2.7 million for the 1999 period. The effective tax rate for both periods was approximately 37%.

      Net Income

The Company's net income for the nine months ended March 25, 2000 increased 10.9% to $5.1 million from $4.6 million for the same period of 1999. This increase in net income for the current year was primarily from increased sales; also, the write-off amount of the uncollectible receivables and settlement expenses from the prior year did not recur in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through existing cash flow generated from operating activities and with borrowed funds under the Company's $2.0 million revolving credit facility ("Revolving Credit Facility") which expires on February 1, 2002. Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with existing cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company anticipates incurring capital expenditures of approximately $10.0 - $10.5 million in fiscal year 2000 (most of which have already been incurred) primarily for construction of its new distribution facility and additional capital equipment to increase production capacity.

YEAR 2000 COMPLIANCE

Prior to December 31, 1999, management of the Company completed its review of internal information systems, manufacturing and engineering equipment, and facilities, as well as surveys of key vendors and service providers for Year 2000 risks. As of the date of this filing, the Company has experienced no disruptions or other significant problems related to Year 2000 issues. Additionally, to date, there have been no Year 2000 related failures or disruptions communicated to the Company with respect to supplies or services from vendors or service providers. To date, there have been no Year 2000 related problems reported from customers regarding the Company's products.

However, if Year 2000 issues develop subsequent to the date of this filing which impact the ability of vendors or service providers to adequately supply the Company, there could be a material adverse impact on the Company's operations. Additionally, if the Company's products were to incur Year 2000 performance problems, there could be an adverse impact on results of operations and financial condition due to increased warranty costs, litigation expenses and other material liabilities, or a loss of customers.

The Company did not incur significant costs related to year 2000 issues during the previous nine month period and does not expect to incur material Year 2000 transition costs in the future.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Any statements set forth above which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, and other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT & SA. The Company's Revolving Credit Facility is a $2 million line of credit with an interest rate based on the prime rate (currently 9.0%). It expires on February 1, 2002. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of March 25, 2000, the Company's outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not likely have a material effect.

      Sensitivity Analysis

To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company had a $1 million balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $7,500. If the prime rate rose 100 basis points, the monthly interest payment would equal $8,333. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

                           PART II - OTHER INFORMATION


Item 1. Changes in Securities

      Not applicable.

Item 2. Defaults upon Senior Securities

      Not applicable.

Item 3. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4. Other Information

      Not applicable.

Item 5. Exhibits and Reports on Form 8-K

      Exhibits

      Not applicable.

      Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended March 25, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          EDELBROCK CORPORATION
                                          -------------------------------------
                                          Registrant



Date: May 8, 2000                         ARISTEDES T. FELES
                                          -------------------------------------
                                          Aristedes T. Feles
                                          Vice President Finance,
                                          Chief Financial Officer and
                                          Director