Form 10-K
period 2000-06-30
EDELBROCK CORP
filed 2000-09-19
CIK 929037

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2000
                                       OR

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part II of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of September 8, 2000 was approximately $21,628,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ Stock Market for that date). For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to beneficially own more than 5% of the registrant's Common Stock have been deemed affiliates.

On September 8, 2000, 5,077,039 shares of the Registrant's Common Stock, $.01 par value, were outstanding of which 1,880,729 were held by non-affiliates.

                       DOCUMENT INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                       PART I                                                Page
                                                                                                             ----
Item 1.              Business...........................................................................       3

Item 2.              Properties.........................................................................       5

Item 3.              Legal Proceedings..................................................................       6

Item 4.              Submission of Matters To a Vote of Security Holders................................       6

Additional Item:     Executive Officers of the Company..................................................       7

                                                       PART II

Item 5.              Market for the Company's Common Stock and Related
                     Shareholder Matters................................................................       8

Item 6.              Selected Consolidated Financial Data...............................................       9

Item 7.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................................       11

Item 7A.             Quantitative and Qualitative Disclosure About Market Risk..........................       19

Item 8.              Financial Statements and Supplementary Data........................................       19

Item 9.              Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure................................................       19

                                                       PART III

Item 10.             Directors of the Company...........................................................       20

Item 11.             Executive Compensation.............................................................       20

Item 12.             Security Ownership of Certain Beneficial
                     Owners and Management..............................................................       20

Item 13.             Certain Relationships and Related Transactions.....................................       20

                                                       PART IV

Item 14.             Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K................................................................       20
Signatures           ...................................................................................       23

                                     PART I

Item 1. Business

GENERAL

        Edelbrock Corporation (the "Company") is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, distributes and markets a wide range of high quality performance products, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other components designed for most domestic V8 and selected V6 engines. These products are designed to enhance street, off-road, recreational and competition vehicle performance through increased horsepower, torque and driveability. The Company also designs and markets products to enhance engine and vehicle appearance, such as chrome and polished aluminum air cleaners, valve covers and breathers. In 1994, the Company introduced performance aluminum cylinder heads and intake manifolds for the Harley-Davidson Evolution engine, which are distributed and marketed through over 5,000 motorcycle performance shops nationwide. In 1995, the Company acquired substantially all of the assets of QwikSilver II, Inc. of Apple Valley, California, a manufacturer of aftermarket Harley-Davidson and other motorcycle carburetors and air cleaners.

        In 1998, the Company entered the performance shock absorber market for a range of all aftermarket applications with certain restrictions utilizing RICOR Racing and Development, L.P.'s ("RICOR") patented "inertia active system." In connection therewith, the Company has entered into a royalty agreement with RICOR and issued warrants to purchase common stock of the Company. See Notes 5 and 8 of Notes to Consolidated Financial Statements.

        In June 2000, the Company entered into a Product Development and Distribution Agreement with JG Engine Dynamics, Inc. ("JG") and Automotive Systems Group Inc. (collectively, the "Licensor") whereby the Company will pay the Licensor a percentage of net revenues derived from the sale of internal engine, exhaust, and suspension components for import aftermarket products. The Company paid to the Licensor cash, and issued common stock and stock warrants. In addition, the Licensor has the right to purchase Licensed Products developed by the Company. See Notes 5 and 8 of Notes to Consolidated Financial Statements.

        The Company's business strategy is to capitalize on recognition of the "Edelbrock" brand name and strong distribution network to expand its leading position in the specialty performance automotive and motorcycle aftermarket parts market. The Company plans to achieve its business objective by pursuing the following business strategies:

            -   Broaden Application of Core Products

            -   Expand Market Share in Compatible Product Lines

            -   Expand Presence in Chain Stores

            -   Introduce New Products

            -   Expand Production Capacity

            - Reduce Manufacturing Costs through Vertical Integration and Automation

HISTORY

        The Company was founded in 1938 in Los Angeles by O. Victor Edelbrock, Sr. Mr. Edelbrock utilized his experience as a mechanic and a winning car racer to design and produce manifolds and cylinder heads. Upon his father's death in 1962, O. Victor Edelbrock, Jr., also a racing enthusiast who began designing manifolds in the 1960's, assumed his father's position as President and Chief Executive Officer of the Company. In 1967, the Company moved its operations to El Segundo, California. The Company continued designing and marketing new generations of manifolds throughout the 1960's and 1970's. In the 1980's, the Company expanded its product line to include camshaft kits, valve train parts, exhaust systems and other performance components, thus developing the "Total Power Package" line. In 1987, the Company moved to its present location in Torrance, California and in 1990 built its own sand-cast aluminum foundry in San Jacinto, California. In the 1990's, the Company continued to expand its product lines to include carburetors, aluminum cylinder heads, aluminum water pumps, fuel-injected manifolds and aftermarket performance parts for Harley-Davidson motorcycles. In 1995, the Company completed the construction of a 37,000 square foot building in Torrance, California to house its exhaust products division and a 15,000 square foot facility to expand the Company's Foundry warehouse space in San Jacinto, California. In late 1997, the Company completed construction of a 45,000 square foot facility adjacent to its existing exhaust facility, which is being utilized primarily for the manufacture of shock absorbers, as well as to accommodate additional corporate expansion including warehouse overflow. In May 1998, the Company began production on a new line of performance aftermarket shock absorbers utilizing the aforementioned RICOR inertia active system. In June 2000, the Company acquired the exclusive rights to manufacture and sell internal engine, exhaust, and suspension components to the import aftermarket under the Edelbrock and JG name.

        In July 1997, the Company completed construction of two facilities on Company owned property at its Foundry location in San Jacinto, California. A 12,000 square foot facility is being utilized for additional Foundry warehouse space and a 15,000 square foot facility houses the Company's "QwikSilver" motorcycle parts division, which was relocated from Apple Valley, California.

        In October 1999, the Company completed construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility in Torrance, California. The Company is utilizing the 30,000 square foot former distribution area at its Company headquarters in Torrance for additional manufacturing capacity.

RESEARCH AND DEVELOPMENT

        The Company seeks to develop new products to respond to consumer demand, to increase performance characteristics of existing product lines and to enter into new product lines. For the fiscal years ended June 30, 1998, 1999, and 2000 research and development expenditures totalled $2,972,000, $3,237,000, and $3,688,000, respectively.

PRODUCTS

        The Company offers over 3,200 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use. The Company's products are designed to enhance the engine's performance through increased horsepower, torque and drivability primarily by improving induction of fuel and air into and exhaust out of the engine. The Company also designs and markets products to improve appearance.

        The Company's present lines include, among other items, intake manifolds, which accounted for 29% of the Company's revenues for each of the fiscal years 1998 and 1999, and 28% for fiscal year 2000, and carburetors, which accounted for 40%, 39%, and 41% of the Company's revenues for fiscal years 1998, 1999, and 2000, respectively. See "Item 6. Selected Consolidated Financial Data" for the Company's revenues, operating income and total assets for each of the last three years.

DISTRIBUTION, SALES AND MARKETING

        The Company has established a balanced nationwide distribution network, which encompasses all the major channels of distribution. The Company's policy is to offer its products at the same price and under the same terms and conditions in each of its channels of distribution. The Company's products are sold in all 50 states and Canada, as well as to a lesser degree in Australia, Europe, New Zealand and the Pacific Rim, and distributed through the following channels:

        -   Retail Automotive Chain Stores.

        -   Mail Order Catalog Houses.

        -   Warehouse Distributors and Performance Specialty Dealers.

        -   Exporters.

        In addition to the foregoing channels of distribution, the Company supplies select component parts to original equipment manufacturers, including Ford Motor Company, Volvo-Penta of the Americas, Inc., General Motors Corporation, and Mercruiser, Inc., a division of Brunswick Corporation. In addition, the Company's aluminum foundry, located in San Jacinto, California, casts components for a variety of third-party manufacturers.

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

        One customer, Auto Sales, Inc., accounted for 16.0%, 14.8%, and 14.8% of the Company's revenues for fiscal years 1998, 1999, and 2000 respectively. Another customer, AutoZone, Inc. accounted for 10.2% of revenues for fiscal year 2000. See Note 6 of Notes to Consolidated Financial Statements of the Company.

MANUFACTURING

        The Company conducts manufacturing operations in its Torrance, California facilities and casting operations at its aluminum foundry in San Jacinto, California. The Company manufactures products such as manifolds, cylinder heads, water pumps, shock absorbers and exhaust systems. Approximately 52% of the Company's revenues for fiscal year 2000 were attributable to products which were manufactured by third-party suppliers. Magneti Marelli, U.S.A., Inc., pursuant to an agreement with the Company, supplied the Company with all of the carburetors which it marketed in fiscal year 2000, representing approximately 41% of the Company's revenue for that fiscal year. The agreement extends through 2004 and is renewable at the option of the parties. See Note 7 of Notes to Consolidated Financial Statements.

COMPETITION

        There is significant competition in the performance automotive and motorcycle parts industries for both domestic and import. The Company competes with other companies and individuals in the manufacture and sale of performance automotive and motorcycle parts. The Company competes with, among others, Holley Performance Products, Inc. ("Holley") in the manifold market, Holley and Federal-Mogul Corporation in the automotive carburetor market, Rancho Industries and Billstein in the shock absorber market, Crane Cams and Competition Cams in the camshaft market, World Products and Trick Flow Specialties in the cylinder head market and Mr. Gasket, TransDapt and Moroso in the specialty automotive accessories market. The Company competes primarily with Harley Davidson, Inc., S & S Cycle, Incorporated, and Mikuni of America in the motorcycle aftermarket. The Company competes primarily on the basis of product quality, brand name recognition, service and price. Some of the Company's competitors are substantially larger and have greater financial resources than the Company.

TRADEMARKS AND PATENTS

        The Company owns over 40 trademarks and patents used in connection with the marketing of the Company's products, including Edelbrock(R), Torker(R), Torker II(R), Tunnel Ram(R), Signature Series(R), Performer Series(R), QwikSilver II(R), Performer IAS(R) and Edelbrock Total Power Package(R). The Company believes that its trademarks and patents and the associated recognition, reputation and customer loyalty contribute to the success of the Company's business operations. The Company possesses a number of United States and international patents, including three United States patents relating to the Company's manifolds, all of which also contribute to the success of the Company's operations. The Company's patents expire between 2000 and 2013.

EMPLOYEES

        As of June 30, 2000, the Company employed 691 persons in the operation of its business. The Company believes that its ability to attract and retain qualified management personnel, skilled production technicians, and marketing and administrative employees will be a key determinant of the Company's continued success. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good.


Item 2. Properties

        The Company owns its headquarters, distribution and manufacturing facilities located in buildings of approximately 142,000, 65,590, 45,000 and 37,000 square feet, respectively, in Torrance, California, and three buildings for its Foundry operations located in approximately 73,000, 15,000, and 12,000 square feet as well as a 15,000 square foot facility for its QwikSilver division in San Jacinto, California. The 73,000 square foot facility and related land are subject to a deed of trust which secures certain indebtedness incurred in connection with the construction of the facility which matures in June 2001. See
Note 3 of Notes to Consolidated Financial Statements.

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

        In October 1999, the Company completed construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facilities. The Company believes that its existing facilities are adequate to meet its current production requirements.


Item 3. Legal Proceedings

        None.


Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of shareholders.

Executive Officers of the Company

EXECUTIVE OFFICERS

        The following sets forth the name, age and business experience of the executive officers of the Company as of June 30, 2000:

NAME                                         AGE        POSITION
----                                         ---        --------
O. Victor Edelbrock...........................63   Chairman, President and Chief Executive Officer
Jeffrey L. Thompson...........................47   Executive Vice-President, Chief Operating Officer and Director
Aristedes T. Feles............................32   Vice-President of Finance and Director
Bryan Robb....................................33   Vice-President of Sales
Wayne P. Murray...............................48   Vice-President of Manufacturing
Jack B. Mayberry..............................53   Vice-President of Research & Development
Cathleen Edelbrock-Ford.......................40   Vice-President of Advertising, Secretary and Director
Nancy Edelbrock...............................63   Treasurer
Ronald L. Webb................................66   Executive Vice-President of Edelbrock Foundry Corp.
Rodney T. Teraishi............................34   Controller

        O. Victor Edelbrock has been Chairman, President and Chief Executive Officer of the Company since 1962. Mr. Edelbrock is the husband of Nancy Edelbrock and the father of Cathleen Edelbrock-Ford.

        Jeffrey L. Thompson has been the Executive Vice-President/General Manager and Chief Operating Officer of the Company since December 1988. He was also a six year member of the board of directors of the Specialty Equipment Market Association (SEMA) and was awarded the 1999 SEMA Person of the Year Award, the automotive aftermarket's highest individual honor. Mr. Thompson has been a director of the Company since 1994.

        Aristedes T. Feles has been the Vice President of Finance since July 1997 and was previously Controller for the Company (since 1992). Prior to 1992, Mr. Feles was employed as a senior accountant at BDO Seidman, LLP (since 1989). Mr. Feles has been a director of the Company since July 1997.

        Bryan Robb served as Vice-President of Sales for the Company since 1998. Mr. Robb was previously the National Sales Manager for the Company (since 1992). Mr. Robb resigned effective September 1, 2000 and was replaced by Mr. Steve Whipple, the Company's National Sales Manager, who was promoted to Vice-President of Sales effective September 2, 2000. Prior to joining the Company, Mr. Whipple was the Director of Sales & Marketing for Nitrous Oxide Systems, Inc.

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

PART II

Item 5. Market for Company's Common Stock and Related Shareholder Matters.

        The Company's Common Stock is traded over-the-counter on the Nasdaq Stock Market under the symbol EDEL. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq Stock Market for fiscal years 1999 and 2000. On September 8, 2000, the Company had 110 holders of record of its Common Stock with 5,077,039 shares outstanding and a closing price of $11.50.

                                                        Price Range of Common Stock
                                                        ---------------------------
Year Ended June 30, 1999                              High                       Low
                                                      ----                       ---
     First Quarter                                   $18.00                     $13.00
     Second Quarter                                  $17.75                     $13.38
     Third Quarter                                   $17.00                     $13.50
     Fourth Quarter                                  $16.00                     $13.06

Year Ended June 30, 2000                              High                       Low
                                                      ----                       ---
     First Quarter                                   $15.63                     $13.38
     Second Quarter                                  $15.00                     $11.75
     Third Quarter                                   $13.25                     $11.38
     Fourth Quarter                                  $12.50                     $ 8.88


        During fiscal year ended June 30, 2000, the Company has paid a dividend in the amount of $.02 per share on November 11, 1999 and in the amount of $.02 per share on June 2, 2000. No dividends were declared during fiscal year ended June 30, 1999.

        In June 2000, in consideration of entering into a Product
Development and Distribution Agreement with the Company, the Company issued to JG Engine Dynamics, Inc. 8,000 shares of common stock and warrants to purchase 80,000 shares of common stock at an exercise price of $11.00. The warrants vest annually on June 1st of each year through a period of 4 years with the first 25% vesting on June 1, 2001. The exercise term starts June 1, 2001 and expires on May 31, 2010. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in accordance with the requirements of Section 4(2) thereof. See Note 8 of Notes to Consolidated Financial Statements of the Company.

Item 6. Selected Consolidated Financial Data.

        The following Selected Consolidated Financial Data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 2000 and 1999 and the Income Statement Data and the Other Data for each of the three fiscal years in the period ended June 30, 2000 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1996, 1997 and 1998 and the Income Statement Data and the Other Data for each of the two fiscal years in the period ended June 30, 1997 have been derived from audited financial statements not included herein.

INCOME STATEMENT DATA:                          1996              1997              1998              1999              2000
                                            ------------      ------------      ------------      ------------      ------------
Revenues                                    $ 79,032,000      $ 87,120,000      $ 95,504,000      $108,943,000      $121,173,000
Cost of sales                                 47,043,000        52,163,000        57,410,000        65,881,000        74,315,000
                                            ------------      ------------      ------------      ------------      ------------

         Gross profit                         31,989,000        34,957,000        38,094,000        43,062,000        46,858,000
                                            ------------      ------------      ------------      ------------      ------------

Operating expenses
   Selling, general and administrative        20,392,000        21,308,000        24,281,000        27,564,000        30,762,000
   Research and development                    2,227,000         2,874,000         2,972,000         3,237,000         3,688,000
   Write-off of uncollectible
     receivable                                       --                --         1,878,000           400,000                --
   Settlement expense                                 --                --                --           190,000                --
                                            ------------      ------------      ------------      ------------      ------------

          Total operating expenses            22,619,000        24,182,000        29,131,000        31,391,000        34,450,000
                                            ------------      ------------      ------------      ------------      ------------

Operating income                               9,370,000        10,775,000         8,963,000        11,671,000        12,408,000

Interest expense                                 344,000           340,000           269,000           203,000           196,000
Interest income                                  523,000           317,000           410,000           304,000           385,000
Other income                                     274,000           469,000                --                --                --
                                            ------------      ------------      ------------      ------------      ------------

Income before taxes                            9,823,000        11,221,000         9,104,000        11,772,000        12,597,000

Taxes on income                                3,346,000         4,076,000         3,304,000         4,344,000         4,549,000
                                            ------------      ------------      ------------      ------------      ------------

Net income                                  $  6,477,000      $  7,145,000      $  5,800,000      $  7,428,000      $  8,048,000
                                            ============      ============      ============      ============      ============

                                                                                  Year Ended June 30,
                                                    -------------------------------------------------------------------------------
PER SHARE DATA:                                         1996             1997             1998             1999             2000
                                                    -----------      -----------      -----------      -----------      -----------
Basic net income per share                          $      1.24      $      1.36      $      1.10      $      1.41      $      1.55
Diluted net income per share                        $      1.22      $      1.34      $      1.08      $      1.40      $      1.55
Basic weighted average shares outstanding             5,241,000        5,244,000        5,252,000        5,251,000        5,179,000
Effect of dilutive stocks options and warrants           70,000          108,000          136,000           51,000            6,000
Diluted weighted average shares outstanding           5,311,000        5,352,000        5,388,000        5,302,000        5,185,000



OTHER DATA:
Capital expenditures                                $ 4,342,000      $ 8,602,000      $ 8,076,000      $ 5,760,000      $11,285,000
Dividends                                                    --               --               --               --      $   207,000


                                                                                        June 30,
BALANCE SHEET DATA:                                 -------------------------------------------------------------------------------
(In thousands)                                          1996             1997             1998             1999             2000
                                                    -----------      -----------      -----------      -----------      -----------
Working capital                                     $    23,953      $    26,428      $    29,260      $    35,423      $    34,273
Total assets                                             66,430           77,868           84,975           94,252          100,247
Total long-term debt                                      3,148            2,178            2,123            2,065              148
Shareholders' equity                                     48,420           55,650           61,731           68,651           75,443

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1998, 1999 and 2000. The following should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

OVERVIEW

        The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, shock absorbers, camshafts, cylinder heads, exhaust systems and other performance components for most domestic V8, selected V6, and selected import engines. In addition, the Company offers performance aftermarket manifolds, cylinder heads, camshafts, air cleaners, and carburetors for Harley-Davidson and off road motorcycles. The Company currently offers over 3,200 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use.

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

Product Concentration

        Historically, the Company has derived a substantial portion of its revenues from the sale of intake manifolds and carburetors. For the fiscal years ended June 30, 1998, 1999, and 2000 approximately 29%, 29%, and 28% of revenues were derived from the sales of intake manifolds and 40%, 39% and 41% from the sales of carburetors, respectively.

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

        In October 1999, the Company completed construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility in Torrance, California. The Company is utilizing the 30,000 square foot former distribution facility at its Company headquarters in Torrance for additional manufacturing capacity.

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






                                                                         Year Ended
                                                                        June 30, 1999         Percentage of          Year Ended
                                              Percentage of Revenues     As Compared        Revenues for Year       June 30, 2000
                                              for Year Ended June 30,      To Year            Ended June 30,         As Compared
                                             ------------------------        Ended         ---------------------    To Year Ended
                                                1998          1999      June 30, 1998        1999        2000       June 30, 1999
                                             -----------     --------   -------------      ---------    --------    -------------
Revenues                                        100.0%        100.0%         14.1%         100.0%        100.0%         11.2
Cost of sales                                    60.1          60.5          14.8           60.5          61.3          12.8
                                                -----         -----                        -----         -----

    Gross profit                                 39.9          39.5          13.0           39.5          38.7           8.8
                                                -----         -----                        -----         -----

Operating expenses
   Selling, general and administrative           25.4          25.3          13.5           25.3          25.4          11.6
   Research and development                       3.1           3.0           8.9            3.0           3.0          13.9
   Settlement expense                             0.0           0.4         100.0            0.4          --          (100.0)
   Write-off of uncollectible receivable          2.0           0.2         (78.7)           0.2           0.0        (100.0)
                                                -----         -----                        -----         -----

          Total operating expenses               30.5          28.8          (7.8)          28.8          28.4           9.7
                                                -----         -----                        -----         -----

Operating income                                  9.4          10.7          30.2           10.7          10.2           6.3

Interest expense                                  0.3           0.2         (24.5)           0.2           0.2          (3.4)
Interest income                                   0.4           0.3         (25.9)           0.3           0.3          26.6
                                                -----         -----                        -----         -----

Income before taxes on income                     9.5          10.8          29.3           10.8          10.4           7.0

Taxes on income                                   3.4           4.0          31.5            4.0           3.8           4.7
                                                -----         -----                        -----         -----

Net Income                                        6.1%          6.8%         28.1%           6.8%          6.6%          8.3%
                                                =====         =====                        =====         =====

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Revenues

        Revenues increased 11.2% to $121.2 million in fiscal year 2000 from $108.9 million in fiscal year 1999. The increase was primarily the result of an increase in volume of approximately $6.5 million, or 15.2%, in the sale of carburetors, an increase of $1.5 million, or 12.8%, in the sale of aluminum cylinder heads and an increase of $2.3 million, or 7.6%, in the sale of intake manifolds.

Cost of Sales

        Cost of sales increased 12.8% to $74.3 million in fiscal year from $65.9 million in fiscal year 2000. As a percent of revenues, cost of sales increased to 61.3% in fiscal year 2000 from 60.5% in fiscal year 1999. The increase in cost of sales was primarily due to an increase in sales which included a change in product mix toward lower margin products, and higher labor costs, partially offset by improved production efficiencies associated with the introduction of high-tech machining centers used in the production of manifolds, cylinder heads and water pumps.

Selling, General and Administrative Expense

        Selling, general and administrative expenses increased 11.6% to $30.8 million in fiscal year 2000 from $27.6 million in fiscal year 1999. This increase resulted primarily from the increased in sales commissions, advertising expense, and salaries associated with increased sales and the Company's depreciation and related expenditures in connection with the opening of its new state of the art distribution facility. As a percent of sales, selling, general and administrative expenses increased to 25.4% in fiscal year 2000 from 25.3% in fiscal year 1999.

Research and Development Expense

        Research and development expense increased 13.9% to $3.7 million in fiscal year 2000 from $3.2 million in fiscal year 1999. As a percent of revenue, research and development expense was 3.0% in fiscal year 2000 and 1999. The Company plans on continuing to expand its research and development program, but through improved efficiency, expenditures may decrease as a percent of revenue in the future.

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

Operating Income

        Operating income increased 6.3% to $12.4 million in fiscal year 2000 from $11.7 million in fiscal year 1999. This increase was mainly a result of increased revenues and lower operating expenses as a percent of revenues, offset by higher cost of goods sold as a percentage of revenues.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Interest Expense

        Interest expense decreased 3.4% to $196,000 in fiscal year 2000 from $203,000 in fiscal 1999. This decrease was primarily due to decrease in the principal amount of average debt outstanding.

Interest Income

        Interest income increased 26.6% to $385,000 in fiscal year 2000 from $304,000 in fiscal year 1999. This increase was the result of an increase in interest earned on invested cash.

Taxes on Income

        The provision for income taxes increased $205,000 to $4,549,000 in fiscal year 2000 from $4,344,000 in fiscal year 1999. The effective tax rates were 36.1% and 36.9% for fiscal year 2000 and 1999, respectively. The decrease in the effective tax rate resulted primarily from increases in state tax credits relating to capital equipment acquisitions and increased research & development credits.

Net Income

        The Company's net income increased 8.3% for fiscal year 2000 to $8.0 million in fiscal 2000 from $7.4 million in fiscal year 1999. This increase was primarily due to the items mentioned above.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Revenues

        Revenues increased 14.1% to $108.9 million in fiscal year 1999 from $95.5 million in fiscal year 1998. The increase was primarily the result of an increase in volume of approximately $4.4 million, or 11.5%, in the sale of carburetors, an increase of $3.6 million or 44.1% in the sale of aluminum cylinder heads and an increase of $3.4 million, or 12.5%, in the sale of intake manifolds.

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

Selling, General and Administrative Expense

        Selling, general and administrative expenses increased 13.5% to $27.6 million in fiscal year 1999 from $24.3 million in fiscal year 1998. This increase resulted primarily from the Company's depreciation and related expenditures in connection with the implementation of a state-of-the-art Oracle database system, Company-wide deployment of QS 9000 quality standard and increased advertising expense, sales commissions and salaries associated with increased sales. As a percent of sales, selling, general and administrative expenses decreased to 25.3% in fiscal year 1999 from 25.4% in fiscal year 1998.

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

Quarterly Results

        The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 1999 and 2000. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding.


                                                 For the Fiscal Year Ended                 For the Fiscal Year Ended
                                                       June 30, 1999                             June 30, 2000
                                         ----------------------------------------    ----------------------------------------
                                         First      Second      Third     Fourth     First      Second     Third      Fourth
(In thousands except per share data)     Quarter    Quarter     Quarter   Quarter    Quarter    Quarter    Quarter    Quarter
                                         -------    -------    -------    -------    -------    -------    -------    -------
Revenues                                 $22,595    $25,602    $26,973    $33,773    $25,644    $28,522    $29,900    $37,107
Cost of sales                             13,545     15,789     16,480     20,067     15,899     17,498     18,570     22,348
                                         -------    -------    -------    -------    -------    -------    -------    -------

   Gross profit                            9,050      9,813     10,493     13,706      9,745     11,024     11,330     14,759
                                         -------    -------    -------    -------    -------    -------    -------    -------

Operating expenses
   Selling, general and
     administrative                        6,272      6,403      6,733      8,156      6,827      7,475      7,414      9,046
   Research and development                  678        763        746      1,050        784        870        887      1,147
   Write-off uncollectible receivable         --        400         --         --         --         --         --         --
   Settlement expense                         --         --        190         --         --         --         --         --
                                         -------    -------    -------    -------    -------    -------    -------    -------

          Total operating expenses         6,950      7,566      7,669      9,206      7,611      8,345      8,301     10,193
                                         -------    -------    -------    -------    -------    -------    -------    -------

Operating income                           2,100      2,247      2,824      4,500      2,134      2,679      3,029      4,566

Interest expense                              51         51         50         51         50         49         49         48
Interest income                              106         66         56         76        149        151         41         44
                                         -------    -------    -------    -------    -------    -------    -------    -------

Income before taxes on income              2,155      2,262      2,830      4,525      2,233      2,781      3,021      4,562

Taxes on income                              797        838      1,046      1,663        826      1,029      1,118      1,576
                                         -------    -------    -------    -------    -------    -------    -------    -------

Net income                               $ 1,358    $ 1,424    $ 1,784    $ 2,862    $ 1,407    $ 1,752    $ 1,903    $ 2,986
                                         =======    =======    =======    =======    =======    =======    =======    =======

Basic net income per share               $  0.26    $  0.27    $  0.34    $  0.55    $  0.27    $  0.34    $  0.37    $  0.58
                                         =======    =======    =======    =======    =======    =======    =======    =======

Diluted net income  per share            $  0.26    $  0.27    $  0.34    $  0.54    $  0.27    $  0.34    $  0.37    $  0.58
                                         =======    =======    =======    =======    =======    =======    =======    =======

Basic weighted average
  number of shares outstanding             5,257      5,249      5,257      5,241      5,222      5,191      5,174      5,132

Effect of dilutive stock options
  and warrants                                60         60         49         39         39         23         --          1
                                         -------    -------    -------    -------    -------    -------    -------    -------

Diluted weighted average
  number  of shares outstanding            5,317      5,309      5,306      5,280      5,261      5,214      5,174      5,133
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

        The Revolving Credit Facility consists of an unsecured line of credit agreement with one bank, which provides a total loan commitment not to exceed $2.0 million, all of which was available to the Company as of September 19, 2000. The line of credit borrowings are at the applicable bank's base rate (9.5% at June 30, 2000). The line of credit agreement expires on February 1, 2001. Under the Revolving Credit Facility, the Company is subject to certain customary restrictive financial requirements. The Company has been and is in compliance with all such financial covenants as of September 19, 2000.

        Net cash provided by operating activities was $6.6 million, $11.1 million and $9.4 million in fiscal years 1998, 1999, and 2000, respectively. Because of the seasonality of the Company's business, more funds from operating activities are generated in its third and fourth fiscal quarters.

        Accounts payable decreased $961,000 for fiscal year 2000 compared to fiscal year 1999 primarily as a result of timing of payment terms from a principal supplier.

        Accounts receivable increased by $3.3 million for fiscal year 2000 compared to fiscal year 1999, while sales increased $12.2 million for fiscal year 2000 compared to fiscal year 1999. The increase in accounts receivable in fiscal year 2000 was primarily due to the timing of payments from customers in connection with the Company's dating programs and increased sales.

        Inventories remained substantially unchanged for both periods.

        The Company's total capital expenditures were $8.1 million in fiscal year 1998, $5.8 million in fiscal year 1999, and $11.3 million in fiscal year 2000. The $11.3 million of capital expenditures for fiscal year 2000 included expenditures for the construction of the new distribution facility, and the purchase of computerized machining equipment and office equipment. The Company anticipates making capital expenditures of $5.5 - $7.0 million in fiscal year 2001 primarily for additional capital equipment to increase the Company's production capacity.

        The Company believes that funds generated from operations and funds available under the Revolving Credit Facility will be adequate to meet its working capital, debt service and capital expenditure requirements through fiscal 2001.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

        The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT&SA. The Company's Revolving Credit Facility is a $2 million line of credit with an interest rate based on the prime rate (currently 9.5%). It expires on February 1, 2001. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of the end of fiscal 2000 and as of September 19, 2000, the Company's outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

        SENSITIVITY ANALYSIS. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company had $1 million balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $7,917. If the prime rate rose 100 basis points, the monthly interest payment would equal $8,750. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

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

        None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        Financial Statements and Schedules. See Index to Financial Statements which appears on page 24 hereof.

        Other Financial Data. See Summary of Selected Financial Data, which appears in "Item 6. Selected Financial Data."

        Reports on Form 8-K.

        The Company filed no Reports on Form 8-K during the last quarter of the 2000 fiscal year.

        Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                              EDELBROCK CORPORATION

                                  EXHIBIT INDEX

   Number and                                                                                          Sequential
 Description of                                                                                           Page
    Exhibit                                                                                              Number
 --------------                                                                                        ----------
3(i).1                 Form of Amended and Restated Certificate of Incorporation
                       of the Company (filed as Exhibit 3(i).1 to the Company's
                       Registration Statement on Form S-1 (File No. 33-83258)
                       and incorporated herein by reference)

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

                              EDELBROCK CORPORATION

                                  EXHIBIT INDEX

   Number and                                                                                          Sequential
 Description of                                                                                           Page
    Exhibit                                                                                              Number
 --------------                                                                                        ----------
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

10.15                  Purchasing Agreement between Edelbrock Corporation and Magneti Marelli, USA,
                       Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
                       the Quarter ended December 25, 1998)

10.16                  Amendment No. 4 to License Agreement between Edelbrock Corporation, RICOR
                       Racing and Development L.P., Ricor, Inc. and Mr. Don Richardson
                       and Amendment to Warrant Agreement dated February 2, 1996 between Edelbrock
                       Corporation and RICOR Racing and Development L.P. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 25,
                       1999)

10.17                  Settlement Agreement between Edelbrock Corporation and
                       Super Shops, Inc. (filed as Exhibit 10.17 to the
                       Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference)

10.18                  Amendments to Employment Agreements (filed as Exhibit 10.18 to the Company's
                       Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference)

10.19                  Product Development and Distribution Agreement dated June 1, 2000 between
                       Edelbrock Corporation, JG Engine Dynamics, Inc., and
                       Automotive Systems Group Inc.

10.20                  Warrant Agreement dated June 1, 2000 between Edelbrock Corporation, JG Engine
                       Dynamics, Inc. and Automotive Systems Group Inc.

10.21                  Amendment to Product Development and Distribution Agreement dated June 26, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc., and Automotive
                       Systems Group Inc.

21.1                   Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's
                       Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

23.1                   Consent of Grant Thornton LLP

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

September 19, 2000                          EDELBROCK CORPORATION


                                            By: ARISTEDES T. FELES
                                               ---------------------------------
                                               Aristedes T. Feles
                                               Vice President Finance,
                                               Chief Financial Officer


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

             Signature                                          Title                                  Date
             ---------                                          -----                                  ----
*
---------------------------------------------
O. Victor  Edelbrock                               President, Chief Executive                     September 19, 2000
                                                   Officer and Chairman of the
                                                   Board (Principal Executive Officer)
*
---------------------------------------------
Jeffrey L. Thompson                                Executive Vice President and                   September 19, 2000
                                                   Director
ARISTEDES T. FELES
---------------------------------------------
Aristedes T. Feles                                 Vice-President, Finance and Director           September 19, 2000
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)
*
---------------------------------------------
Cathleen Edelbrock-Ford                            Vice President of Advertising,                 September 19, 2000
                                                   and Director

*
---------------------------------------------
Timothy D. Pettit                                  Director                                       September 19, 2000


*
---------------------------------------------
Alexander Michalowski                              Director                                       September 19, 2000


*
---------------------------------------------
Jerry Herbst                                       Director                                       September 19, 2000


*
---------------------------------------------
Richard Wilbur                                     Director                                       September 19, 2000

ARISTEDES T. FELES
---------------------------------------------
*By: Aristedes T. Feles                                                                           September 19, 2000
     Attorney-in-fact

                              EDELBROCK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page
                                                                                                               ----
Reports of independent certified public accountants.......................................................      25


Consolidated financial statements

         Balance sheets...................................................................................      27

         Statements of income.............................................................................      29

         Statements of shareholders' equity...............................................................      30

         Statements of cash flows ........................................................................      31

         Notes to consolidated financial statements.......................................................      33

Schedule II - Valuation and qualifying accounts...........................................................      44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of
Edelbrock Corporation



We have audited the accompanying consolidated balance sheets of Edelbrock Corporation as of June 30, 1999 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Edelbrock Corporation as of June 30, 1999 and 2000, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended June 30, 1999 and 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                               GRANT THORNTON LLP

Los Angeles, California
August 18, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of
Edelbrock Corporation



We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Edelbrock Corporation for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Edelbrock Corporation for the year ended June 30, 1998, in conformity with generally accepted auditing standards.

We have also audited the accompanying schedule for the year ended June 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                BDO SEIDMAN, LLP

Los Angeles, California
September 4, 1998

                              EDELBROCK CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                           June 30,
                                                               --------------------------------

                                                                   1999                2000
                                                               ------------        ------------
Assets

     Cash and cash equivalents                                 $ 13,685,000        $  9,883,000
     Accounts receivable, net of allowance for doubtful
         accounts of $500,000 at 1999 and 2000                   23,976,000          27,228,000
     Inventories (Note 2)                                        17,155,000          17,157,000
     Deferred income taxes (Note 4)                                 801,000           1,046,000
     Prepaid expenses and other                                     460,000             530,000
                                                               ------------        ------------

Total current assets                                             56,077,000          55,844,000
                                                               ------------        ------------


Property, plant and equipment (Note 3)
     Land                                                         6,242,000           6,242,000
     Buildings and improvements                                  13,892,000          16,945,000
     Machinery and equipment                                     33,617,000          39,010,000
     Office equipment                                             3,831,000           5,115,000
     Furniture and fixtures                                         974,000           1,416,000
     Transportation equipment                                     4,985,000           5,344,000
                                                               ------------        ------------

                                                                 63,541,000          74,072,000
     Less accumulated depreciation and amortization              26,833,000          31,916,000
                                                               ------------        ------------

Property, plant and equipment, net                               36,708,000          42,156,000

Real estate properties and partnerships                             482,000             437,000

License agreement (Notes 5 and 8)                                        --             842,000

Other                                                               985,000             968,000
                                                               ------------        ------------

Total assets                                                   $ 94,252,000        $100,247,000
                                                               ============        ============


                    See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,
                                                                           --------------------------------

                                                                               1999                2000
                                                                           ------------        ------------
Liabilities and shareholders' equity

Current liabilities
     Accounts payable                                                      $ 16,037,000        $ 15,076,000
     Accrued expenses
         Payroll and bonuses                                                  2,140,000           1,995,000
         Retirement plans (Note 5)                                              618,000             649,000
         Commissions                                                          1,020,000           1,184,000
         Income taxes payable                                                   446,000             318,000
         Other (Note 9)                                                         324,000             428,000
     Current portion of long-term debt (Note 3)                                  69,000           1,921,000
                                                                           ------------        ------------

Total current liabilities                                                    20,654,000          21,571,000

Long-term debt, less current portion (Note 3)                                 2,065,000             148,000

Deferred income taxes (Note 4)                                                2,882,000           3,085,000
                                                                           ------------        ------------

Total liabilities                                                            25,601,000          24,804,000
                                                                           ------------        ------------

Commitments and contingencies (Notes 5 and 7)

Shareholders' equity (Note 8)
     Common stock, par value $.01 per share;
         15,000,000 shares authorized;
         5,272,739 shares issued and 5,221,939 outstanding in 1999;
         5,283,139 shares issued and 5,077,039 outstanding in 2000               52,200              50,700
     Paid-in capital                                                         16,800,300          15,752,800
     Retained earnings                                                       51,798,500          59,639,500
                                                                           ------------        ------------

Total shareholders' equity                                                   68,651,000          75,443,000
                                                                           ------------        ------------

Total liabilities and shareholders' equity                                 $ 94,252,000        $100,247,000
                                                                           ============        ============


                    See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      Year Ended June 30,
                                                     ----------------------------------------------------
                                                         1998                1999                2000
                                                     ------------        ------------        ------------
Revenues (Note 6)                                    $ 95,504,000        $108,943,000        $121,173,000
Cost of sales                                          57,410,000          65,881,000          74,315,000
                                                     ------------        ------------        ------------

          Gross profit                                 38,094,000          43,062,000          46,858,000
                                                     ------------        ------------        ------------

Operating expenses
   Selling, general and administrative                 24,281,000          27,564,000          30,762,000
   Research and development                             2,972,000           3,237,000           3,688,000
   Write-off of uncollectible receivable                1,878,000             400,000                  --
   Settlement expense (Note 9)                                 --             190,000                  --
                                                     ------------        ------------        ------------

          Total operating expenses                     29,131,000          31,391,000          34,450,000
                                                     ------------        ------------        ------------

Operating income                                        8,963,000          11,671,000          12,408,000

Interest expense                                          269,000             203,000             196,000
Interest income                                           410,000             304,000             385,000
                                                     ------------        ------------        ------------

Income before taxes on income                           9,104,000          11,772,000          12,597,000

Taxes on income  (Note 4)                               3,304,000           4,344,000           4,549,000
                                                     ------------        ------------        ------------


Net income                                           $  5,800,000        $  7,428,000        $  8,048,000
                                                     ============        ============        ============


Net income per share:

Basic net income per share                           $       1.10        $       1.41        $       1.55
                                                     ============        ============        ============

Diluted net income per share                         $       1.08        $       1.40        $       1.55
                                                     ============        ============        ============

Basic weighted average number of shares
   outstanding                                          5,252,000           5,251,000           5,179,000

Effect of dilutive stock options and warrants             136,000              51,000               6,000
                                                     ------------        ------------        ------------

Diluted weighted average number of shares
  outstanding                                           5,388,000           5,302,000           5,185,000
                                                     ============        ============        ============


                    See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                              Total
                                          Common Stock                 Paid-in            Retained          Shareholders'
                                   Shares             Amount           Capital            Earnings            Equity
                                ------------       ------------       ------------       ------------       ------------
Balance June 30, 1997              5,248,440       $     52,470       $ 17,027,030       $ 38,570,500       $ 55,650,000

Net income for year                       --                 --                 --          5,800,000          5,800,000

Fair value of stock
warrants granted                          --                 --             75,000                 --             75,000

Stock options and warrants
exercised                              9,176                 90            205,910                 --            206,000
                                ------------       ------------       ------------       ------------       ------------

Balance June 30, 1998              5,257,616             52,560         17,307,940         44,370,500         61,731,000

Net income for year                       --                 --                 --          7,428,000          7,428,000

Stock repurchase                     (50,800)              (510)          (736,490)                --           (737,000)

Fair value of stock
warrants granted                          --                 --             75,000                 --             75,000

Stock options and warrants
exercised                             15,123                150            153,850                 --            154,000
                                ------------       ------------       ------------       ------------       ------------

Balance June 30, 1999              5,221,939             52,200         16,800,300         51,798,500         68,651,000

Net income for year                       --                 --                 --          8,048,000          8,048,000

Cash dividends                            --                 --                 --           (207,000)          (207,000)

Stock repurchase                    (155,300)            (1,600)        (1,842,400)                --         (1,844,000)

Stock issued for
license agreement                      8,000                 80             80,920                 --             81,000

Fair value of stock
warrants issued for
license agreement                         --                 --            617,000                 --            617,000

Fair value of stock
warrants granted                          --                 --             65,000                 --             65,000

Stock options exercised                2,400                 20             31,980                 --             32,000
                                ------------       ------------       ------------       ------------       ------------

Balance June 30, 2000              5,077,039       $     50,700       $ 15,752,800       $ 59,639,500       $ 75,443,000
                                ============       ============       ============       ============       ============

                    See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended June 30,
                                                          ------------------------------------------------------
                                                              1998                 1999                 2000
                                                          ------------         ------------         ------------
Cash flows from operating activities
     Net income                                           $  5,800,000         $  7,428,000         $  8,048,000
     Adjustments to reconcile net income to net cash
         provided by operating activities
         Allowance for doubtful accounts                       200,000                   --                   --
         Inventory reserve                                          --                   --              200,000
         Write-off of uncollectible receivable               1,878,000              400,000                   --
         Depreciation and amortization of
              property, plant and equipment                  4,233,000            4,718,000            5,481,000
         (Gain) loss from sale of property,
              plant and equipment                             (208,000)             (18,000)             140,000
         Depreciation and amortization of
              real estate properties                            15,000               21,000               28,000
         Fair value of stock warrants granted                   75,000               75,000               65,000
         Deferred income taxes                                  (5,000)              62,000              (42,000)
         Equity in net income of partnerships                 (181,000)            (133,000)             (94,000)
     Increase (decrease) from changes in
         Accounts receivable                                (3,424,000)          (3,154,000)          (3,252,000)
         Inventories                                        (3,728,000)            (379,000)            (202,000)
         Prepaid expenses and other assets                      47,000              122,000              (70,000)
         Other assets                                           56,000             (244,000)              17,000
         Accounts payable                                    1,280,000            1,313,000             (961,000)
         Accrued expenses                                      587,000              938,000               26,000
                                                          ------------         ------------         ------------

Net cash provided by operating activities                    6,625,000           11,149,000            9,384,000
                                                          ------------         ------------         ------------

Cash flows from investing activities
     Acquisition of property, plant and equipment           (8,076,000)          (5,760,000)         (11,141,000)
     Purchase of license agreement                                  --                   --             (144,000)
     Proceeds from sale of property, plant
         and equipment                                         295,000               28,000               72,000
     Acquisition of real estate properties                          --                   --              (64,000)
     Proceeds from sale of real estate properties              391,000                   --                   --
     Distributions from partnerships                           154,000              532,000              175,000
                                                          ------------         ------------         ------------

Net cash used in investing activities                       (7,236,000)          (5,200,000)         (11,102,000)
                                                          ------------         ------------         ------------


                    See accompanying notes to consolidated financial statements.

                              EDELBROCK CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Year Ended June 30,
                                                         ------------------------------------------------------
                                                             1998                 1999                 2000
                                                         ------------         ------------         ------------
Cash flows from financing activities
     Net proceeds from issuance of
         common stock                                         206,000              154,000               32,000
     Dividends paid                                                --                   --             (207,000)
     Payments to acquire treasury stock                            --             (737,000)          (1,844,000)
     Proceeds from long-term debt financing                        --                   --                4,000
     Principal payments on long-term debt                    (969,000)             (51,000)             (69,000)
                                                         ------------         ------------         ------------

Net cash used in financing activities                        (763,000)            (634,000)          (2,084,000)
                                                         ------------         ------------         ------------

Net increase (decrease) in cash and
     cash equivalents                                      (1,374,000)           5,315,000           (3,802,000)

Cash and cash equivalents, beginning of year                9,744,000            8,370,000           13,685,000
                                                         ------------         ------------         ------------
Cash and cash equivalents, end of year                   $  8,370,000         $ 13,685,000         $  9,883,000
                                                         ============         ============         ============

Supplemental disclosure of cash flow information:

Cash paid during the year for:
     Interest                                            $    263,000         $    203,000         $    195,000
                                                         ============         ============         ============

     Income taxes                                        $  3,275,000         $  4,275,000         $  4,719,000
                                                         ============         ============         ============

Supplemental schedule of non-cash investing and financing activities:

The Company entered into a license agreement with a third party (see Note 5). In conjunction with this license purchase, the Company issued common stock and common stock warrants as follows:

                                                                                                   2000
                                                                                                 ---------
            License acquired                                                                     $ 842,000
            Common Stock (8,000 shares)                                                            (81,000)
            Fair Value of Common Stock Warrants (for 80,000 shares)                               (617,000)
                                                                                                 ---------
            Cash Paid                                                                            $(144,000)
                                                                                                 =========





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

        Property, Plant, Equipment and Depreciation and License Agreement

Property, plant and equipment and License Agreement are stated at cost. Depreciation and amortization are computed, primarily utilizing the straight-line method, over the estimated useful lives of the assets as follows:

                                                                     Estimated
                                                                    Useful Life
                                                                     (in years)
                                                                    -----------
                  Buildings and improvements                            7-40
                  Machinery and equipment                                3-7
                  Office equipment                                         5
                  Furniture and fixtures                                   7
                  Transportation equipment                              3-10
                  License agreement                                       10

        Long-Lived Assets

Long-lived assets, such as property and equipment, license agreements, and real estate properties, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through June 30, 2000.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

        Revenue Recognition

Revenue is recognized upon shipment of the products.

        Taxes on Income

Deferred tax assets and liabilities are recorded for differences between the financial statement and tax bases of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

The Company's business activities and accounts receivable are with customers in the automotive and motorcycle industries located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses totaling $500,000 at June 30, 1999 and 2000.

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

        Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-based Compensation" ("SFAS 123"). SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Basic and Diluted Net Income Per Share Information

Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that options and warrants are included in the calculation of diluted net income per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no anti-dilutive options or warrants for the fiscal years ended June 30, 1998 and 1999 and had anti-dilutive options and warrants of 177,915, with exercise prices ranging from $13.50 - $22.00, for the fiscal year ended June 30, 2000 (see Note
8). Below is the calculation of basic and diluted earnings per share for each of the past three fiscal years:

                                                                  Fiscal Year Ended
                                                    ---------------------------------------------
                                                    June 30, 1998   June 30, 1999   June 30, 2000
                                                    -------------   -------------   -------------
                                                       (In Thousands, Except per Share Data)

Net income                                             $5,800          $7,428          $8,048
                                                       ======          ======          ======

Weighted average shares outstanding - Basic             5,252           5,251           5,179
Employee stock options and warrants                       136              51               6
                                                       ------          ------          ------

Weighted average shares outstanding - Diluted           5,388           5,302           5,185
                                                       ======          ======          ======

Earnings per common share:
         Basic                                         $ 1.10          $ 1.41          $ 1.55
                                                       ======          ======          ======
         Diluted                                       $ 1.08          $ 1.40          $ 1.55
                                                       ======          ======          ======

        Segment Reporting

The Company is centrally managed and operates in one business segment: specialty performance automotive and motorcycle aftermarket parts.

        Reclassifications

Certain prior period amounts have been reclassified for comparison with the 2000 presentation.


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                     June 30,
                                           ------------------------------
                                               1999               2000
                                           -----------        -----------
        Raw materials                      $ 8,671,000        $ 8,468,000
        Work in process                      1,923,000          1,857,000
        Finished goods                       6,561,000          6,832,000
                                           -----------        -----------
                                           $17,155,000        $17,157,000
                                           ===========        ===========

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

The Company's long-term debt consists of the following:

                                                         June 30,
                                                ----------------------------
                                                   1999              2000
                                                ----------        ----------
        Mortgage note (a)                       $1,990,000        $1,921,000
        Other                                      144,000           148,000
                                                ----------        ----------

                                                 2,134,000         2,069,000
        Less current portion                        69,000         1,921,000
                                                ----------        ----------

                                                $2,065,000        $  148,000
                                                ==========        ==========

(a) Mortgage note, collateralized by a trust deed on real estate with a net book value of $3,350,000 at June 30, 2000, payable in monthly principal and interest payments, totaling approximately $22,000, at an interest rate of 10%, due June 2001.

Principal payments are due on long-term debt as follows:

               Years ending June 30,                    Amount
               ---------------------                  ----------
               2001                                   $1,921,000
               2002                                      148,000
                                                      ----------

                                                      $2,069,000
                                                      ==========

The Company has one unsecured line of credit agreement with a bank, which provides total loan commitment not to exceed $2,000,000. All line of credit financing is at the bank's prime rate (9.5% at June 30, 2000). This agreement expires in February 2001. There were no borrowings on the line at June 30, 1999 and 2000. This obligation contains covenants, among other items, relating to various financial ratios. The Company was in compliance with all such covenants at June 30, 2000.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TAXES ON INCOME

The provision (benefit) for taxes on income consists of the following:

                                                       Year Ended June 30,
                                      ---------------------------------------------------
                                          1998                1999                2000
                                      -----------         -----------         -----------
        Current
            Federal                   $ 2,738,000         $ 3,557,000         $ 3,884,000
            State                         571,000             725,000             707,000
                                      -----------         -----------         -----------

                                        3,309,000           4,282,000           4,591,000
                                      -----------         -----------         -----------
        Deferred
            Federal                      (140,000)            157,000            (244,000)
            State                         135,000             (95,000)            202,000
                                      -----------         -----------         -----------

                                           (5,000)             62,000             (42,000)
                                      -----------         -----------         -----------
                                      $ 3,304,000         $ 4,344,000         $ 4,549,000
                                      ===========         ===========         ===========

The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                                       Year Ended June 30,
                                                            ---------------------------------------
                                                             1998            1999            2000
                                                            ------          ------          ------
        U.S. federal statutory tax rate                       34.0%           35.0%           35.0%
        State income taxes (net of federal benefits)           6.4             6.0             6.0
        State income tax credits                              (2.3)           (2.0)           (2.4)
        Federal income tax credits                            (1.6)           (1.5)           (2.5)
        Other                                                 (0.2)           (0.6)             --
                                                            ------          ------          ------

        Effective tax rate                                    36.3%           36.9%           36.1%
                                                            ======          ======          ======

The components of deferred taxes at June 30, 1999 and 2000 are as follows:

                                                   1999              2000
                                                ----------        ----------
Deferred tax assets
         State income taxes                     $  230,000        $  271,000
         Advertising accrual                       186,000           196,000
         Uniform capitalization rule               141,000           201,000
         Accrued vacation                          180,000           249,000
         Deferred gains                             15,000            15,000
         Allowance for doubtful accounts           170,000           170,000
         Inventory reserve                              --            68,000
         Other                                      50,000            72,000
                                                ----------        ----------

                                                $  972,000        $1,242,000
                                                ==========        ==========
Deferred tax liabilities:
         Depreciation and amortization          $1,650,000        $1,648,000
         Like kind exchange                      1,272,000         1,543,000
         State tax deferred items                  131,000            90,000
                                                ----------        ----------

                                                $3,053,000        $3,281,000
                                                ==========        ==========

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        Royalty and Development Fee Agreements

In February 1996, the Company entered into a Royalty Agreement with RICOR Racing and Development L.P. ("RICOR") whereby the Company would pay RICOR a percentage of revenue derived from the sale of shock absorbers based on the following:

                   Aggregate Net Sales Volume                           Royalty
                   --------------------------                           -------
        Up to $4,000,000                                                   8%
        From $4,000,001 to $8,000,000                                      7%
        $8,000,001 and above                                               6%

On February 19, 1999, the Royalty Agreement was amended where the Company will pay RICOR 6% of all licensed sales (see Note 8). Royalty expense under this agreement amounted to $381,000, $702,000, and $750,000 for fiscal year ended June 30, 1998, 1999, and 2000, respectively.

In June 2000, the Company entered into a Product Development and Distribution Agreement (License Agreement) with Engine Dynamics, Inc. (JG) and Automotive Systems Group Inc. (collectively the Licensor) whereby the Company will pay the Licensor 5% of net revenues derived from the sale of internal engine, exhaust, and suspension components for import aftermarket products. In connection with this agreement, the Company paid to the Licensor cash of $144,000 and issued common stock and warrants with a fair value of $81,000 and $617,000, respectively (see Note 8). The Company capitalized the total $842,000 cost of this License Agreement and will amortize the asset over its estimated useful life of 10 years.

        Retirement Plans

An employee stock ownership plan ("ESOP") was established July 1, 1979 covering substantially all employees of Edelbrock Corporation who have attained one year of service. The minimum annual contribution is 1% of the total salaries or wages of plan participants and may be supplemented with additional amounts at the discretion of the Board of Directors. During fiscal year 1998, Edelbrock Corporation established a 401(k) defined contribution plan to enhance the existing ESOP for participating employees. Edelbrock Corporation matches 50% up to 4% of a participant's contribution to this plan. The maximum annual contribution for both plans cannot exceed 25% of the total salaries or wages of the plan participants. Contributions to the ESOP amounted to $513,000 for the year ended June 30, 1998, $595,000 for the year ended June 30, 1999, and $636,000 for the year ended June 30, 2000.

Edelbrock Foundry Corp. maintains a defined contribution profit sharing plan (the "Plan") covering substantially all employees who have attained one year of service. Contributions to the Plan are at the discretion of the Company's Board of Directors; however, contributions cannot exceed 15% of the total salaries or wages of the plan participants. During fiscal year 1998, Edelbrock Foundry Corp. established a 401(k) defined contribution plan to enhance the existing plan for participating employees. Edelbrock Foundry Corp. matches 50% up to 4% of a participant's contribution to this plan. Contributions to the Plan amounted to $55,000 for the years ended June 30, 1998, $65,000 for the year ended June 30, 1999, and $65,000 for the year ended June 30, 2000.

The Company had accrued contributions of $618,000 and $649,000 at June 30, 1999 and 2000, respectively.

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

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 6 - MAJOR CUSTOMERS

During the fiscal years ended June 30, 1998, 1999, and 2000, one customer accounted for 16.0%, 14.8%, and 14.8% of revenues, respectively. Another customer accounted for 10.2% of revenues during fiscal year ended June 30, 2000.

NOTE 7 - DEPENDENCE ON KEY SUPPLIER

The Company has entered into an agreement expiring in December 2004 with a key supplier that requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. The Company's minimum obligation under this agreement aggregates $55,616,000, or $13,904,000 each calendar year. These carburetors accounted for 41% of the Company's revenues for the year ended June 30, 2000. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company's results of operations, since alternative sources for obtaining the types of carburetors marketed by the Company are not readily available. The Company's inability to source supply with other manufacturers, the Company's failure to sell carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company's pricing of carburetors could have a material adverse effect on the Company.

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

        1994 Stock Option Plan For Non-Employee Directors

Additionally, the Company adopted the Edelbrock Corporation 1994 Stock Option Plan for Non-Employee Directors ("Director Plan"), which authorizes the granting of non-qualified stock options to certain non-employee directors of the Company. The maximum number of shares granted under the Director Plan shall not exceed 25,000 shares of Common Stock. Initial grants of options under the Director Plan totaled 14,000. Three grants of 3,500 shares each were made at the initial offering price of $12.50 per share and one grant of 3,500 shares was granted at a price of $12.75 per share. In November 1998, one director resigned and exercised his vested options. The Company elected a new director and granted 3,500 shares at a price of $16.375 per share.

                              EDELBROCK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

A summary of changes in common stock options during 1998, 1999, and 2000 are as follows:

                                                          Number of       Weighted Average        Aggregate
                                                           Shares          Price Per Share      Exercise Price
                                                          ---------       ----------------      --------------
Outstanding at June 30, 1997                                354,328            $12.84            $4,548,132

Granted                                                      17,500             19.10               334,265
Exercised                                                     9,176             12.45               114,231
Cancelled                                                     1,957             12.50                24,463
                                                            -------                              ----------
Outstanding at June 30, 1998                                360,695             13.15             4,743,703

Granted                                                       2,000             15.00                30,000
Exercised                                                    12,323             12.50               154,038
Cancelled                                                     5,573             12.50                69,662
                                                            -------                              ----------
Outstanding at June 30, 1999                                344,799             13.20             4,550,003

Granted                                                           0                --                     0
Exercised                                                     2,400             13.50                32,400
Cancelled                                                     7,861             15.15               119,128
                                                            -------                              ----------
Outstanding at June 30, 2000                                334,538             13.15            $4,398,475
                                                            =======                              ==========

Options exercisable (vested) at June 30, 2000               315,038            $12.85            $4,047,375
                                                            =======                              ==========


On February 2, 1996, the Company issued warrants to purchase 100,000 shares of common stock at $14.75 per share to RICOR Racing and Development L.P. "RICOR." The warrants were granted at the current quoted market price at the date of grant. The warrants originally vested 20% on December 31 of each year for a period of five years with the first 20% vesting on December 31, 1996.

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

On June 26, 2000, the Company issued 8,000 shares of common stock at $10.125 per share to Automotive Systems Group Inc. and issued warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $11.00 to JG Engine Dynamics, Inc. The warrants vest annually on June 1st of each year through a period of 4 years with the first 25% vesting on June 1, 2001. The exercise term starts June 1, 2001 and expires on May 31, 2010 (see Note 5).

A summary of changes in stock warrants during 1998, 1999, and 2000 are as follows.

                                                            Number of      Weighted Average       Aggregate
                                                             Shares         Price Per Share    Exercise Price
                                                            ---------      ----------------    --------------
Outstanding at June 30, 1997                                 110,500            $14.54            $1,607,125

Granted                                                            0                --                     0
Exercised                                                          0                --                     0
Cancelled                                                          0                --                     0
                                                             -------                              ----------
Outstanding at June 30, 1998                                 110,500             14.54             1,607,125

Granted                                                       37,415             19.08               713,769
Exercised                                                      2,800             12.50                35,000
Cancelled                                                        700             12.50                 8,750
                                                             -------                              ----------
Outstanding at June 30, 1999                                 144,415             15.77             2,277,144

Granted                                                       80,000             11.00               880,000
Exercised                                                          0                --                     0
Cancelled                                                          0                --                     0
                                                             -------                              ----------
Outstanding at June 30, 2000                                 224,415            $14.07            $3,157,144
                                                             =======                              ==========
Warrants exercisable (vested) at June 30, 2000                97,472            $15.03            $1,464,922
                                                             =======                              ==========

NOTE 8 - SHAREHOLDERS' EQUITY (CONCLUDED)

        Stock - Based Compensation

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and income per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1999, and fiscal 2000: dividend yield of zero percent, risk-free interest rate of 6 percent, expected lives of ten years, and expected volatility of 9.27, 27.96, and 63.96 respectively. Under the accounting provisions of FASB Statement 123, the Company's net income and income per share for 1998, 1999, and 2000 would have been reduced to the pro forma amounts indicated below:

                                                               Year Ended June 30,
                                           -----------------------------------------------------------
                                                1998                   1999                   2000
                                           -------------          -------------          -------------
        Net income
            As reported                       $5,800,000            $7,428,000            $8,048,000
            Pro forma                         $5,563,000            $7,203,000            $7,953,000
        Income per share
            As reported - Basic               $     1.10            $     1.41            $     1.55
            As reported - Diluted             $     1.08            $     1.40            $     1.55
            Pro forma - Basic                 $     1.06            $     1.37            $     1.54
            Pro forma - Diluted               $     1.03            $     1.36            $     1.53

The following table summarizes information about stock options and warrants outstanding at June 30, 2000:

Stock Options:

                            Number          Weighted-Average           Exercisable             Number
 Range of Exercise       Outstanding           Remaining            Weighted-Average        Exercisable      Weighted-Average
      Prices              at 6/30/00        Contractual Life         Exercise Price         at 6/30/00       Exercise Price
 -----------------       -----------        ----------------        ----------------        -----------      ----------------
      $12.50                 294,038             5.30                    $12.50                 294,038         $12.50
  $13.50 - $15.00              3,000             9.69                    $14.00                   1,400         $13.93
  $16.00 - $19.50             37,500             7.97                    $18.20                  19,600         $17.98
 -----------------       -----------        ----------------        ----------------        -----------      ----------------
  $12.50 - $19.50            334,538             5.64                    $13.20                 315,038         $12.85
 =================       ===========        ================        ================        ===========      ================

The weighted average fair value of options granted during the year ended June 30, 1999 was $8.10. No options were granted during the year end June 30, 2000.

Warrants:

                            Number          Weighted-Average           Exercisable             Number
 Range of Exercise       Outstanding           Remaining            Weighted-Average        Exercisable      Weighted-Average
      Prices              at 6/30/00        Contractual Life         Exercise Price         at 6/30/00       Exercise Price
 -----------------       -----------        ----------------        ----------------        -----------      ----------------
  $11.00 - $22.00            224,415             6.75                  $15.77                    97,472         $15.03
==================       ===========        ================        ================        ===========      ================

The weighted average fair value of warrants granted during the years ended June 30, 1999 and 2000 were $3.45 and $7.72, respectively.

NOTE 9 - LEGAL PROCEEDINGS

As previously reported, in September 1997, Super Shops Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy code, 11 U.S.C. Section Section 101-l330 (the "Bankruptcy Code"). At the time of Super Shops' filing, the Company was one of Super Shops' largest unsecured creditors and in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops' Chapter 11 case. In June 1999, the Company settled this claim with Super Shops. The terms of the settlement, which were accepted by Super Shops, Inc. and approved by the bankruptcy court, included a cash settlement in the amount of $190,000 payable in eight equal monthly installments, and Edelbrock has forgone its claim for potential recovery of its unsecured trade receivable from Super Shops.

                              EDELBROCK CORPORATION

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                             Charged to
                                          Balance at         Costs and                                Balance at
                                       Beginning of Year      Expenses           Deductions          End of Year
                                       -----------------     ----------          ----------          -----------
Year ended June 30, 2000:

Allowance for doubtful accounts          $  500,000                  --                  --          $  500,000
Inventory reserves                       $        -          $  200,000                  --          $  200,000


Year ended June 30, 1999

Allowance for doubtful accounts          $  500,000          $  400,000          $  400,000          $  500,000
Inventory reserves                       $  240,000          $  217,000          $  457,000          $        -


Year ended June 30, 1998

Allowance for doubtful accounts          $  300,000          $2,078,000          $1,878,000          $  500,000
Inventory reserves                       $        -          $  240,000          $        -          $  240,000