Form 10-Q
period 2000-09-25
EDELBROCK CORP
filed 2000-11-06
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2000            Commission File Number 34-24802


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



                          Yes [X]      No [ ]


As of November 6, 2000, the Company had 5,077,239 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 2000
                                      INDEX


                                                                                         Page
                                                                                         ----
Part I   FINANCIAL STATEMENTS

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 25, 2000
                     and June 30, 2000..............................................      3

                  Consolidated Statements of Income for the Three Months
                     Ended September 25, 2000 and 1999..............................      4

                  Condensed Consolidated Statements of Cash Flows for the Three
                     Months Ended September 25, 2000 and 1999 ......................      5

                  Notes to Condensed Consolidated Interim Financial Statements .....      6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations .........................................      7-9

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk.........      10


Part II  OTHER INFORMATION..........................................................      11

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 25,       June 30,
                                                        2000              2000
                                                    ------------      ------------
                                                     (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents ................      $  6,062,000      $  9,883,000
    Accounts receivable, net .................        23,885,000        27,228,000
    Inventories ..............................        19,018,000        17,157,000
    Prepaid expenses and other ...............         1,770,000         1,576,000
                                                    ------------      ------------
Total current assets .........................        50,735,000        55,844,000
Property, plant and equipment, net ...........        41,697,000        42,156,000
Other ........................................         2,426,000         2,247,000
                                                    ------------      ------------
Total assets .................................      $ 94,858,000      $100,247,000
                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable .........................         8,899,000        15,076,000
    Accrued expenses .........................         4,030,000         4,574,000
    Current portion of long-term debt ........         1,921,000         1,921,000
                                                    ------------      ------------
Total current liabilities ....................        14,850,000        21,571,000
Long-term debt ...............................           130,000           148,000
Deferred income taxes ........................         3,067,000         3,085,000

Shareholders' equity .........................        76,811,000        75,443,000
                                                    ------------      ------------
Total liabilities and shareholders' equity ...      $ 94,858,000      $100,247,000
                                                    ============      ============



The accompanying condensed notes are an integral part of these condensed consolidated interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Three months ended
                                                                      September 25,
                                                               ----------------------------
                                                                  2000             1999
                                                               -----------      -----------
Revenues ................................................      $25,682,000      $25,644,000
Cost of sales ...........................................       15,687,000       15,899,000
                                                               -----------      -----------
    Gross profit ........................................        9,995,000        9,745,000
                                                               -----------      -----------

Operating expenses
    Selling, general and administrative .................        7,114,000        6,827,000
    Research and development ............................          782,000          784,000
                                                               -----------      -----------

    Total operating expenses ............................        7,896,000        7,611,000
                                                               -----------      -----------

Operating income ........................................        2,099,000        2,134,000

Interest expense ........................................           48,000           50,000
Interest income .........................................          121,000          149,000
                                                               -----------      -----------

Income before taxes on income ...........................        2,172,000        2,233,000

Taxes on income .........................................          804,000          826,000
                                                               -----------      -----------


Net income ..............................................      $ 1,368,000      $ 1,407,000
                                                               ===========      ===========

Basic net income per share ..............................      $      0.27      $      0.27
                                                               ===========      ===========

Diluted net income per share ............................      $      0.27      $      0.27
                                                               ===========      ===========


Basic weighted average number of shares outstanding .....        5,077,000        5,222,000

Effect of dilutive stock options and warrants ...........               --           39,000
                                                               -----------      -----------

Diluted weighted average number of shares outstanding ...        5,077,000        5,261,000
                                                               ===========      ===========



The accompanying condensed notes are an integral part of these condensed consolidated interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Three months ended
Increase (Decrease) in Cash and Cash Equivalents                        September 25,
                                                               -------------------------------
                                                                   2000               1999
                                                               ------------       ------------
Operating activities
    Net income ..........................................      $  1,368,000       $  1,407,000
    Depreciation and amortization .......................         1,525,000          1,249,000
    Gain on sale of equipment ...........................            (2,000)            (9,000)
    Net change in operating assets and liabilities ......        (5,654,000)        (3,852,000)
                                                               ------------       ------------
Net cash used in operating activities ...................        (2,763,000)        (1,205,000)
                                                               ------------       ------------

Investing activities
    Capital expenditures ................................        (1,042,000)        (3,320,000)
    Distributions from partnerships .....................                --             30,000
    Proceeds from sale of equipment .....................             2,000              9,000
    Capital expenditures on real estate operations ......                --            (21,000)
                                                               ------------       ------------
Net cash used in investing activities ...................        (1,040,000)        (3,302,000)
                                                               ------------       ------------

Financing activities
    Proceeds from issuance of common stock under stock
         option plan ....................................                --              2,000
    Debt repayments .....................................           (18,000)           (17,000)
                                                               ------------       ------------
Net cash used in financing activities ...................           (18,000)           (15,000)
                                                               ------------       ------------

Net decrease in cash and cash equivalents ...............        (3,821,000)        (4,522,000)
Cash and cash equivalents at beginning of period ........         9,883,000         13,685,000
                                                               ------------       ------------
Cash and cash equivalents at end of period ..............      $  6,062,000       $  9,163,000
                                                               ============       ============

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest ............................................      $     48,000       $     50,000
                                                               ============       ============
    Income taxes ........................................      $    445,000       $    525,000
                                                               ============       ============



The accompanying condensed notes are an integral part of these condensed consolidated interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at September 25, 2000 and for the three month period ended September 25, 2000 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2000 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 2000 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three-month period ended September 25, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.


NOTE 2 - INVENTORIES

Inventories at September 25, 2000 and June 30, 2000 consisted of the following:

                                     September 25,       June 30,
                                     ------------      -----------
                                      (Unaudited)
        Raw materials ..........      $ 9,430,000      $ 8,468,000
        Work in process ........        1,753,000        1,857,000
        Finished goods .........        7,835,000        6,832,000
                                      -----------      -----------
                                      $19,018,000      $17,157,000
                                      ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarter ended September 25, 2000. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

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

        Manufacturing Capacity

During the most recent peak manufacturing period, the Company used a substantial portion of its manufacturing capability for producing its specialty performance automotive and motorcycle aftermarket parts.

        Seasonality

The Company's sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters.

THREE MONTHS ENDED SEPTEMBER 25, 2000, COMPARED TO THREE MONTHS ENDED
        SEPTEMBER 25, 1999:

        Revenues

Revenues remained substantially unchanged, increasing 0.1% to $25.7 million for the three months ended September 25, 2000 from $25.6 million for the same period of 1999. This slight increase was primarily the result of an increase of approximately $421,000, or 4.3%, in the sale of Edelbrock automotive carburetors; an increase of approximately $183,000, or 24.8%, in the sale of Performer IAS shock absorbers; an increase of approximately $154,000, or 41.5%, in the sale of fuel injection systems, mainly offset by a decrease in sales in aluminum intake manifolds of approximately $687,000, or 9.6%.

        Cost of Sales

Cost of sales decreased 1.3% to $15.7 million for the three months ended September 25, 2000 from $15.9 million for the same period of 1999. As a percent of revenues, cost of sales decreased to 61.1% for the three months ended September 25, 2000 from 62.0% for the same period of 1999. The decrease in cost of sales as a percent of revenues was mainly due to production efficiencies related to the installation of efficient computer-controlled CNC machining centers.

        Selling, General and Administrative Expense

Selling, general and administrative expenses increased 4.2% to $7.1 million for the three months ended September 25, 2000 from $6.8 million for the same period of 1999. As a percent of sales, selling, general and administrative expense increased to 27.7% for the three months ended September 25, 2000 from 26.6% for the same period of 1999. The increase in expenses and as a percentage of sales were partly due to increases in depreciation and related expenses associated with the Company's distribution center which became operational in October 1999. In addition, the increase also resulted from increased advertising and marketing expenditures.

        Research and Development Expense

Research and development expense remained substantially unchanged, decreasing 0.3% to $782,000 for the three months ended September 25, 2000 from $784,000 for the same period of 1999. As a percent of sales, research and development expense decreased to 3.0% for the three months ended September 25, 2000 from 3.1% for the same period of 1999.

        Interest Expense

Interest expense decreased 4.0% to $48,000 for the three months ended September 25, 2000 from $50,000 for the same period of 1999. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

        Interest Income

Interest income decreased 18.8% to $121,000 for the three months ended September 25, 2000 from $149,000 for the same period in 1999. The decrease was primarily due to a decrease in the balance of invested funds.

        Taxes on Income

The provision for income taxes decreased to $804,000 for the three months ended September 25, 2000 from $826,000 for the 1999 period. The effective tax rate for both the 2000 and 1999 periods was approximately 37%.

        Net Income

The Company's net income for the three months ended September 25, 2000 decreased 2.9% to $1.37 million from $1.41 million for the same period of 1999. This decrease was the result of the items mentioned above.

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

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $1.0 million during the first quarter of fiscal year 2001 mainly for new machinery and equipment and anticipates making additional capital expenditures of approximately $3.5 - $5.0 million for the remainder of fiscal year 2001 primarily for additional capital equipment to increase production capacity.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT & SA. The Company's Revolving Credit Facility is a $2 million line of credit with an interest rate based on the prime rate (currently 9.50%) and expires on February 1, 2002. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of September 25, 2000, the Company's outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not likely have a material effect.

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


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27.1 Financial Data Schedule

        (b) There were no reports on Form 8-K filed during the three months ended September 25, 2000.

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




                                           EDELBROCK CORPORATION
                                           ------------------------------------
                                           Registrant



Date:  November 6, 2000                    ARISTEDES T. FELES
                                           ------------------------------------
                                           Aristedes T. Feles
                                           Vice President of Finance
                                           Chief Financial Officer and
                                           Director