Form 10-Q
period 2000-12-25
EDELBROCK CORP
filed 2001-02-07
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            Commission File Number
December 25, 2000                                                       34-24802


                              EDELBROCK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                33-0627520
     -------------------------------              ----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)


2700 California Street, Torrance, California              90503
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



                               Yes [X]     No [ ]


As of February 7, 2001, the Company had 5,077,039 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 25, 2000
                                      INDEX


Part I   FINANCIAL STATEMENTS                                                          Page
                                                                                       ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of December 25, 2000
                    and June 30, 2000...............................................       3

                  Consolidated Statements of Income for the Three Months
                     and Six Months Ended December 25, 2000 and 1999................       4

                  Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended December 25, 2000 and 1999 ........................       5

                  Notes to Consolidated Interim Financial Statements ...............       7


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..........................................    8-11

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........      12


Part II  OTHER INFORMATION .........................................................   13-15

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     December 25,       June 30,
                                                        2000             2000
                                                     -----------      ------------
                                                     (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents .................      $   367,000      $  9,883,000
    Accounts receivable, net ..................       30,913,000        27,228,000
    Inventories ...............................       20,674,000        17,157,000
    Prepaid expenses and other ................        1,893,000         1,576,000
                                                     -----------      ------------
Total current assets ..........................       53,847,000        55,844,000

Property, plant and equipment, net ............       41,425,000        42,156,000
Other .........................................        3,297,000         2,247,000
                                                     -----------      ------------
Total assets ..................................      $98,569,000      $100,247,000
                                                     ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable ..........................      $ 8,132,000      $ 15,076,000
    Accrued expenses ..........................        4,079,000         4,574,000
    Line of credit ............................        3,200,000                --
    Current portion of long-term debt .........        1,903,000         1,921,000
                                                     -----------      ------------
Total current liabilities .....................       17,314,000        21,571,000

Long-term debt ................................          251,000           148,000
Deferred income taxes .........................        3,051,000         3,085,000

Shareholders' equity ..........................       77,953,000        75,443,000
                                                     -----------      ------------
Total liabilities and shareholders' equity ....      $98,569,000      $100,247,000
                                                     ===========      ============



The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three months ended                 Six months ended
                                                             December 25,                      December 25,
                                                     ----------------------------      ----------------------------
                                                        2000             1999             2000             1999
                                                     -----------      -----------      -----------      -----------
Revenues ......................................      $27,687,000      $28,522,000      $53,369,000      $54,166,000
Cost of sales .................................       17,452,000       17,498,000       33,139,000       33,397,000
                                                     -----------      -----------      -----------      -----------
    Gross profit ..............................       10,235,000       11,024,000       20,230,000       20,769,000
                                                     -----------      -----------      -----------      -----------

Operating expenses
    Selling, general and administrative .......        7,496,000        7,475,000       14,610,000       14,302,000
    Research and development ..................          802,000          870,000        1,584,000        1,654,000
                                                     -----------      -----------      -----------      -----------
    Total operating expenses ..................        8,298,000        8,345,000       16,194,000       15,956,000
                                                     -----------      -----------      -----------      -----------

Operating income ..............................        1,937,000        2,679,000        4,036,000        4,813,000

Interest expense ..............................           47,000           49,000           95,000           99,000
Interest income ...............................           89,000          151,000          210,000          300,000
                                                     -----------      -----------      -----------      -----------

Income before taxes on income .................        1,979,000        2,781,000        4,151,000        5,014,000

Taxes on income ...............................          732,000        1,029,000        1,536,000        1,855,000
                                                     -----------      -----------      -----------      -----------

Net income ....................................      $ 1,247,000      $ 1,752,000      $ 2,615,000      $ 3,159,000
                                                     ===========      ===========      ===========      ===========
Basic net income per share ....................      $      0.25      $      0.34      $      0.52      $      0.61
                                                     ===========      ===========      ===========      ===========
Diluted net income per share ..................      $      0.25      $      0.34      $      0.52      $      0.60
                                                     ===========      ===========      ===========      ===========
Basic weighted average number
of shares outstanding .........................        5,077,000        5,191,000        5,077,000        5,206,000
                                                     ===========      ===========      ===========      ===========
Diluted weighted average number
of shares outstanding .........................        5,077,000        5,214,000        5,077,000        5,257,000
                                                     ===========      ===========      ===========      ===========


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Six months ended
Increase (Decrease) in Cash and Cash Equivalents                           December 25,
                                                                  -------------------------------
                                                                      2000               1999
                                                                  ------------       ------------
Operating activities
    Net income .............................................      $  2,615,000       $  3,159,000
    Depreciation and amortization ..........................         3,099,000          2,608,000
    Net change in operating assets and liabilities .........       (13,167,000)        (9,411,000)
                                                                  ------------       ------------
Net cash used in operating activities ......................        (7,453,000)        (3,644,000)
                                                                  ------------       ------------
Investing activities
    Capital expenditures ...................................        (1,805,000)        (5,324,000)
    Purchase of certain assets of Russell Performance
        Products, Inc., including acquisition costs of
        $135,000 ...........................................        (3,335,000)                --
    Other ..................................................            19,000            100,000
                                                                  ------------       ------------
Net cash used in investing activities ......................        (5,121,000)        (5,224,000)
                                                                  ------------       ------------
Financing activities
    Proceeds from issuance of common stock
        under stock option plan ............................                --             34,000
    Payments to acquire treasury stock .....................                --           (705,000)
    Dividends paid on common stock .........................          (105,000)          (106,000)
    Borrowings under line of credit ........................         3,200,000                 --
    Debt repayments ........................................           (37,000)           (34,000)
                                                                  ------------       ------------
    Net cash provided by (used in) financing activities ....         3,058,000           (811,000)
                                                                  ------------       ------------
Net decrease in cash and cash equivalents ..................        (9,516,000)        (9,679,000)
Cash and cash equivalents at beginning of period ...........         9,883,000         13,685,000
                                                                  ------------       ------------
Cash and cash equivalents at end of period .................      $    367,000       $  4,006,000
                                                                  ============       ============


                                                        (Continued)


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six months ended
                                                                     December 25,
                                                            -----------------------------
                                                                2000            1999
                                                            -------------      ----------
(CONTINUED)

Supplemental disclosure of cash flow information

  Cash paid during the period for
    Interest .........................................      $      95,000      $   99,000
                                                            =============      ==========
    Income taxes .....................................      $   1,985,000      $2,215,000
                                                            =============      ==========


Supplemental schedule of noncash investing and financing activities

On December 21, 2000, the Company purchased certain assets of Russell Performance Products, Inc., a manufacturer of performance plumbing and brake lines. The purchase was accounted for under the purchase method of accounting. In conjunction with the acquisition, liabilities were assumed as follows:


Fair value of assets acquired (includes goodwill of $1,053,000) ....      $ 3,485,000
Acquisition costs ..................................................         (135,000)
Cash paid ..........................................................       (3,200,000)
                                                                          -----------
  Liabilities assumed ..............................................      $   150,000
                                                                          ===========

Goodwill and other intangible assets are included in fair value of assets acquired. Included in the liabilities assumed are capital lease obligations of $122,000 of which $19,000 is current. In January 2001, the Company purchased, at their fair market value, certain leased machinery and equipment located at the Russell location in Florida from the lessors of the equipment for approximately $282,000.





The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company") at December 25, 2000 and for the three and six month periods ended December 25, 2000, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2000 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 2000 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and six month periods ended December 25, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

NOTE 2 - INVENTORIES

Inventories at December 25, 2000 and June 30, 2000 consisted of the following:

                          December 25,      June 30,
                          -----------      -----------
                          (Unaudited)
Raw materials ......      $10,387,000      $ 8,468,000
Work in process ....        1,864,000        1,857,000
Finished goods .....        8,423,000        6,832,000
                          -----------      -----------
                          $20,674,000      $17,157,000
                          ===========      ===========


NOTE 3 -- LINE OF CREDIT

On December 11, 2000, the Company amended its Revolving Credit Facility by increasing the available borrowings from $2 million to $5 million. The credit facility accrues interest at the bank's prime rate (9.5% at December 25, 2000) and expires on February 1, 2002. At December 25, 2000, the Company has $3.2 million outstanding under this credit facility related to the acquisition of Russell Performance Products, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and six months ended December 25, 2000. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

        Overview

The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, shock absorbers, camshafts, cylinder heads, fuel injection systems, exhaust systems, and other performance components for most domestic V8 and certain V6 engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and certain off-road motorcycles. The Company currently offers over 3,200 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

In late December 2000, the Company acquired substantially all of the assets of Russell Performance Products, Inc. ("Russell") located in Daytona Beach, Florida. The Company plans to continue operating Russell in Florida until early May 2001, and then moving the operations to the Company's location in Torrance, California. Russell is a leading manufacturer of performance plumbing and brake lines whose products include street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use.

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

THREE MONTHS ENDED DECEMBER 25, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 25,
           1999:

        Revenues

Revenues decreased 2.9% to $27.7 million for the three months ended December 25, 2000 from $28.5 million for the same period of 1999. This decrease was primarily the result of a decrease of approximately $869,000, or 7.1%, in the sale of Edelbrock carburetors and a decrease of approximately $551,000, or 7.0%, in the sale of aluminum intake manifolds, offset by an increase of approximately $238,000, or 8.4% in the sale of aluminum cylinder heads, an increase of approximately $153,000, or 29.3%, in the sale of fuel injection units, new sales from the nitrous product line of approximately $146,000, and an increase in the sale of IAS shock absorbers of $75,000, or 10.5%.

        Cost of Sales

Cost of sales decreased 0.3% to $17.5 million for the three months ended December 25, 2000 from $17.5 million for the same period of 1999. As a percent of revenues, cost of sales increased to 63.0% for the three months ended December 25, 2000 from 61.3% for the same period of 1999. This increase in cost of sales was primarily due to increased labor costs and depreciation and a change in sales mix toward items for which the Company achieves lower margins.

        Selling, General and Administrative Expense

Selling, general and administrative expense remained substantially unchanged at approximately $7.5 million for the three months ended December 25, 2000 and 1999. As a percent of revenues, selling, general and administrative expense increased to 27.1% for the three months ended December 25, 2000 from 26.2% for the same period of 1999. This increase was primarily due to a slight decrease in revenues and the Company's move to its new distribution facility in October 1999 in which depreciation was recorded for the full quarter in 2000 as opposed to only partially for 1999.

        Research and Development Expense

Research and development expense decreased 7.8% to $802,000 for the three months ended December 25, 2000 from $870,000 for the same period of 1999. As a percent of revenues, research and development expense decreased to 2.9% for the three months ended December 25, 2000 from 3.1% for the same period of 1999.

        Interest Expense

Interest expense decreased 4.1% to $47,000 for the three months ended December 25, 2000 from $49,000 for the same period of 1999. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

        Interest Income

Interest income decreased 41.1% to $89,000 for the three months ended December 25, 2000 from $151,000 for the same period in 1999. The decrease was primarily due to a decrease in the balance of investments from the Company's excess working capital.

        Taxes on Income

The provision for income taxes decreased to $732,000 for the three months ended December 25, 2000 from $1,029,000 for the 1999 period. The effective tax rate for both periods was approximately 37%.

        Net Income

The Company's net income for the three months ended December 25, 2000 decreased 28.8% to $1.2 million from $1.8 million for the same period of 1999. This increase was primarily the result of the items mentioned above.

SIX MONTHS ENDED DECEMBER 25, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 25,
           1999

        Revenues

Revenues decreased 1.5% to $53.4 million for the six months ended December 25, 2000 from $54.2 million for the same period of 1999. This decrease was primarily the result of a decrease of approximately $448,000, or 2.0%, in the sale of Edelbrock carburetors and a decrease of approximately $1.2 million, or 8.2%, in the sale of aluminum intake manifolds offset by an increase of $258,000, or 17.8%, in the sale of IAS shock absorbers, an increase of $160,000, or 2.6%, in the sale of aluminum cylinder heads, new sales from the nitrous product line of approximately $273,000, and a net increase of approximately $160,000 from other product lines.

        Cost of Sales

Cost of sales decreased 0.8% to $33.1 million for the six months ended December 25, 2000 from $33.4 million for the same period of 1999. As a percent of revenues, cost of sales increased to 62.1% for the six months ended December 25, 2000 from 61.7% for the same period of 1999. This increase in cost of sales as a percentage of revenues was primarily due to increased labor costs and depreciation and a change in sales mix toward items for which the Company achieves lower margins.

        Selling, General and Administrative Expense

Selling, general and administrative expense increased 2.2% to $14.6 million for the six months ended December 25, 2000 from $14.3 million for the same period of 1999. As a percent of revenues, selling, general and administrative expense increased to 27.4% for the six months ended December 25, 2000 from 26.4% for the same period of 1999. This increase was primarily due to a slight decline in revenues and the Company's move to its new distribution facility in October 1999 in which depreciation was recorded for the full six months in 2000 as opposed to only partially for 1999.

        Research and Development Expense

Research and development expense decreased 4.2% to $1.6 million for the six months ended December 25, 2000 from $1.7 million for the same period of 1999. As a percent of revenues, research and development expense decreased to 3.0% for the six months ended December 25, 2000 from 3.1% for the same period of 1999.

        Interest Expense

Interest expense decreased 4.0% to $95,000 for the six months ended December 25, 2000 from $99,000 for the same period of 1999. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

        Interest Income

Interest income decreased 30.0% to $210,000 for the six months ended December 25, 2000 from $300,000 for the same period in 1999. This decrease was primarily due to a decrease in the balance of investments from the Company's excess working capital.

        Taxes on Income

The provision for income taxes decreased to $1.5 million for the six months ended December 25, 2000 from $1.9 million for the 1999 period. The effective tax rate for both periods was approximately 37%.

        Net Income

The Company's net income for the six months ended December 25, 2000 decreased 17.2% to $2.6 million from $3.2 million for the same period of 1999. This increase was primarily the result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's $5.0 million revolving credit facility ("Revolving Credit Facility") which expires on February 1, 2002. Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $5.0 million during the first two quarters of fiscal year 2001 mainly for the acquisition of certain assets of Russell Performance Products, Inc. The Company anticipates making additional capital expenditures of approximately $1.5 - $2.5 million for the remainder of the fiscal year 2001 primarily for additional capital equipment to increase production capacity.


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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT & SA. The Company's Revolving Credit Facility is a $5 million line of credit with an interest rate based on the bank's prime rate (9.5% as of December 25, 2000). It expires on February 1, 2002. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of December 25, 2000, the Company's outstanding balance on the Revolving Credit Facility was $3.2 million. Even if an unpredicted increase in the bank's prime rate occurred, it would not likely have a material effect on the Company's financial statements.

        Sensitivity Analysis

To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company maintained $3.2 million balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $22,666. If the prime rate rose 100 basis points, the monthly interest payment would equal $25,333. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

                           PART II - OTHER INFORMATION



Item 1.  Changes in Securities

      Not applicable.

Item 2.  Defaults upon Senior Securities

      Not applicable.


Item 3.  Submission of Matters to a Vote of Security Holders

      On November 15, 2000 the Company held its Annual Meeting of Shareholders in Torrance, California. At that meeting, the shareholders elected all eight directors nominated by the Board of Directors. The number of votes cast for or against for each director were as follows:



                                            Number of Votes Cast
                                 -----------------------------------------
                                    For            Against        Unvoted
                                 ----------    ------------    -----------
O. Victor Edelbrock              4,732,040          40,628        304,371
Jeffrey L. Thompson              4,732,040          40,628        304,371
Aristedes T. Feles               4,731,940          40,728        304,371
Cathleen Edelbrock-Ford          4,732,040          40,628        304,371
Timothy D. Pettit                4,732,040          40,628        304,371
Jerry Herbst                     4,732,040          40,628        304,371
Alexander Michalowski            4,732,040          40,628        304,371
Richard M. Wilbur                4,732,040          40,628        304,371


      In addition, the shareholders approved by a vote of 4,760,720 for, 10,998 abstained, 304,371 unvoted, and 750 against, the ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending June 30, 2001.

Item 4.  Other Information

      Not applicable.

Item 5.  Exhibits and Reports on Form 8-K

      Exhibits
      --------
      10.1         Business Loan Agreement between Edelbrock Corporation and
                   Bank of America, NT and SA

      10.2         Form of Employment Agreement with Aristedes T. Feles

      Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended December 25, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            EDELBROCK CORPORATION
                                            Registrant



Date: February 7, 2001                      ARISTEDES T. FELES
                                            Aristedes T. Feles
                                            Vice President Finance,
                                            Chief Financial Officer and
                                            Director