Form 10-Q
period 2001-03-25
EDELBROCK CORP
filed 2001-05-10
CIK 929037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarterly Period                        Commission File
       Ended March 25, 2001                          Number 34-24802


                              EDELBROCK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      33-0627520
  -------------------------------                    ---------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

2700 California Street, Torrance, California                     90503
--------------------------------------------                   --------
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


As of May 8, 2001, the Company had 5,077,039 shares of Common Stock outstanding.

                              EDELBROCK CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 25, 2001
                                      INDEX


Part I   FINANCIAL STATEMENTS                                                           Page
                                                                                        ----
         Item 1.  Interim Financial Statements

                  Condensed Consolidated Balance Sheets as of March 25, 2001
                    and June 30, 2000...............................................      3

                  Consolidated Statements of Income for the Three Months
                     and Nine Months Ended March 25, 2001 and 2000..................      4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                    Months Ended March 25, 2001 and 2000 ...........................      5

                  Notes to Consolidated Financial Statements .......................      7


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..........................................      8-12

Part II  OTHER INFORMATION .........................................................      13

                              EDELBROCK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  March 25,         June 30,
                                                    2001              2000
                                                ------------      ------------
                                                (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents ............      $    513,000      $  9,883,000
    Accounts receivable, net .............        30,949,000        27,228,000
    Inventories ..........................        22,421,000        17,157,000
    Prepaid expenses and other ...........         2,736,000         1,576,000
                                                ------------      ------------
Total current assets .....................        56,619,000        55,844,000

Property, plant and equipment, net .......        41,468,000        42,156,000
Other ....................................         3,189,000         2,247,000
                                                ------------      ------------
Total assets .............................      $101,276,000      $100,247,000
                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable .....................      $ 11,092,000      $ 15,076,000
    Accrued expenses .....................         4,404,000         4,574,000
    Line of Credit .......................         4,100,000                --
    Current portion of long-term debt ....            98,000         1,921,000
                                                ------------      ------------
Total current liabilities ................        19,694,000        21,571,000

Long-term debt ...........................           540,000           148,000
Deferred income taxes ....................         3,035,000         3,085,000

Shareholders' equity .....................        78,007,000        75,443,000
                                                ------------      ------------
Total liabilities and shareholders' equity      $101,276,000      $100,247,000
                                                ============      ============


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three months ended                Nine months ended
                                                            March 25,                        March 25,
                                                  ----------------------------      ----------------------------
                                                     2001             2000             2001             2000
                                                  -----------      -----------      -----------      -----------
Revenues ...................................      $25,968,000      $29,900,000      $79,337,000      $84,066,000

Cost of sales ..............................       16,955,000       18,570,000       50,094,000       51,967,000
                                                  -----------      -----------      -----------      -----------
    Gross profit ...........................        9,013,000       11,330,000       29,243,000       32,099,000
                                                  -----------      -----------      -----------      -----------

Operating expenses
    Selling, general and administrative.....        7,959,000        7,414,000       22,569,000       21,716,000
    Research and development ...............          867,000          887,000        2,451,000        2,541,000
                                                  -----------      -----------      -----------      -----------

    Total operating expenses ...............        8,826,000        8,301,000       25,020,000       24,257,000
                                                  -----------      -----------      -----------      -----------

Operating income ...........................          187,000        3,029,000        4,223,000        7,842,000

Interest expense ...........................          111,000           49,000          206,000          148,000
Interest income ............................            9,000           41,000          219,000          341,000
                                                  -----------      -----------      -----------      -----------

Income before taxes on income ..............           85,000        3,021,000        4,236,000        8,035,000

Taxes on income ............................           31,000        1,118,000        1,567,000        2,973,000
                                                  -----------      -----------      -----------      -----------

Net income .................................      $    54,000      $ 1,903,000      $ 2,669,000      $ 5,062,000
                                                  ===========      ===========      ===========      ===========

Basic net income per share .................      $      0.01      $      0.37      $      0.53      $      0.97
                                                  ===========      ===========      ===========      ===========
Diluted net income per share ...............      $      0.01      $      0.37      $      0.53      $      0.97
                                                  ===========      ===========      ===========      ===========

Basic weighted average number
  of shares outstanding ....................        5,077,000        5,174,000        5,077,000        5,196,000
    Effect of diluted stock options and
      warrants .............................               --               --               --           23,000
                                                  -----------      -----------      -----------      -----------

Diluted weighted average number
  of shares outstanding ....................        5,077,000        5,174,000        5,077,000        5,219,000
                                                  ===========      ===========      ===========      ===========


The accompanying notes are an integral part of the interim financial statements.

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Nine months ended
Increase (Decrease) in Cash and Cash Equivalents                        March 25,
                                                             -------------------------------
                                                                 2001               2000
                                                             ------------       ------------
Operating activities
    Net income ........................................      $  2,669,000       $  5,062,000
    Depreciation and amortization .....................         4,706,000          4,064,000
    Net change in operating assets and liabilities ....       (12,543,000)       (12,625,000)
                                                             ------------       ------------
Net cash used in operating activities .................        (5,168,000)        (3,499,000)
                                                             ------------       ------------
Investing activities
    Capital expenditures ..............................        (3,016,000)        (9,092,000)
    Purchase of certain assets of Russell Performance
      Products, Inc., including acquisition costs of
      $135,000 ........................................        (3,335,000)                --
    Other .............................................            75,000            146,000
                                                             ------------       ------------
Net cash used in investing activities .................        (6,276,000)        (8,946,000)
                                                             ------------       ------------
Financing activities
    Proceeds from issuance of common stock
      under stock option plan .........................                --             34,000
    Payments to acquire treasury stock ................                --           (704,000)
    Dividends paid on common stock ....................          (105,000)          (106,000)
    Borrowings under line of credit ...................         4,100,000                 --
    Debt repayments and principal payments under
     capital lease obligation .........................        (1,921,000)           (51,000)
                                                             ------------       ------------
Net cash provided by (used in) financing activities ...         2,074,000           (827,000)
                                                             ------------       ------------
Net decrease in cash and cash equivalents .............        (9,370,000)       (13,272,000)
Cash and cash equivalents at beginning of period ......         9,883,000         13,685,000
                                                             ------------       ------------
Cash and cash equivalents at end of period ............      $    513,000       $    413,000
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

                              EDELBROCK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Nine months ended
                                                                        March 25,
                                                             -------------------------------
                                                                 2001               2000
                                                             ------------       ------------
(CONTINUED)

Supplemental disclosure of cash flow information

  Cash paid during the period for
    Interest............................................      $   206,000       $    148,000
                                                              ===========       ============

    Income taxes........................................      $ 2,850,000       $ 3,393,000
                                                              ===========       ============


Supplemental schedule of noncash investing and financing activities

On December 21, 2000, the Company purchased certain assets of Russell Performance Products, Inc., a manufacturer of performance plumbing and brake lines. The purchase was accounted for under the purchase method of accounting. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired (includes goodwill of $1,053,000)      $ 3,485,000
      Acquisition costs .............................................         (135,000)
      Cash paid .....................................................       (3,200,000)
                                                                           -----------
        Liabilities assumed .........................................      $   150,000
                                                                           ===========


Goodwill is included in fair value of assets acquired and is being amortized over 10 years. Included in the liabilities assumed are capital lease obligations of $122,000 of which $19,000 is current. In January 2001, the Company purchased, at their fair market value, certain leased machinery and equipment located at the Russell location in Florida from the lessors of the equipment for approximately $282,000.

In March 2001, two notes payable totaling $311,000 were incurred when the Company purchased property. In addition, a capital lease obligation of $76,000 was incurred when the Company entered into a lease for equipment.

                              EDELBROCK CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The consolidated interim financial statements of Edelbrock Corporation (the "Company" or "Edelbrock") at March 25, 2001 and for the three and nine month periods ended March 25, 2001, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2000 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as included in the Company's Form 10-K for its fiscal year ended June 30, 2000 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for a complete presentation, and should be read in conjunction with the Company's audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and nine month periods ended March 25, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

NOTE 2 -- INVENTORIES

Inventories at March 25, 2001 and June 30, 2000 consisted of the following:

                                                        March 25,             June 30,
                                                       -----------          -----------
                                                       (Unaudited)
       Raw materials ..............................    $11,792,000          $ 8,468,000
       Work in process.............................      1,930,000            1,857,000
       Finished goods..............................      8,699,000            6,832,000
                                                       -----------          -----------
                                                       $22,421,000          $17,157,000
                                                       ===========          ===========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended March 25, 2001. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

      Overview

The Company was founded in 1938, and is one of America's leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, shock absorbers, camshafts, cylinder heads, fuel injection systems, exhaust systems, and other performance components for most domestic V8 and certain V6 engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and certain off-road motorcycles. Excluding the acquisition discussed below, the Company currently offers over 3,200 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

In late December 2000, the Company acquired substantially all of the assets of Russell Performance Products, Inc. ("Russell") located in Daytona Beach, Florida. The Company plans to relocate the Russell operations to the Company's location in Torrance, California by the end of the fiscal year. Russell is a leading manufacturer of performance plumbing and brake lines whose current product offering of over 2,800 parts includes street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use.

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

      Manufacturing Capacity

Due to the completion of its new distribution facility in 1999, which allowed for additional manufacturing space, and with the addition of new machinery and equipment. The Company has sufficient manufacturing capability for producing its specialty performance automotive and motorcycle aftermarket parts. As a result of its increased manufacturing capacity coupled with the recent general market conditions, the Company has eliminated its third work shift.

      Seasonality

The Company's sales are subject to seasonal variations. Generally, customer orders and sales are greatest in the third and fourth quarters of the Company's fiscal year in anticipation of and during the spring and summer months. Historically, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters in advance of favorable weather conditions across the United States. However, with the slowdown in the economy and unfavorable weather conditions, the Company's revenues were negatively affected in the current third fiscal quarter.

THREE MONTHS ENDED MARCH 25, 2001, COMPARED TO THREE MONTHS ENDED MARCH 25, 2000

      Revenues

Revenues decreased 13.2% to $26.0 million for the three months ended March 25, 2001 from $29.9 million for the same period of 2000. This decrease was primarily the result of a decrease of approximately $1.3 million, or 11.4%, in the sale of Edelbrock automotive carburetors; a decrease of approximately $644,000, or 19.9%, in the sale of aluminum automotive cylinder heads, a decrease of approximately $1.8 million, or 21.7%, in the sale of aluminum automotive intake manifolds, and offset by new sales of Russell Performance products of $1,405,000. The overall decrease in sales was primarily attributed to the general economic slow down and adverse weather conditions that are a negative factor for the Company.

      Cost of Sales

Cost of sales decreased 8.7% to $17.0 million for the three months ended March 25, 2001 from $18.6 million for the same period of 2000. As a percent of revenues, cost of sales increased to 65.3% for the three months ended March 25, 2001 from 62.1% for the same period of 2000. The increase in the cost of sales percentage was primarily due to an increase in percentage of sales of third party manufactured products, primarily automotive carburetors, for which the Company achieves a lower margin and an increase in labor rates and depreciation expense associated with the acquisition and operation of new manufacturing capital equipment. In addition, the increase in percentage of sales can be attributed to lower revenues spread over relatively higher fixed costs.

      Selling, General and Administrative Expense

Selling, general and administrative expense increased 7.4% to $8.0 million for the three months ended March 25, 2001 from $7.4 million for the same period of 2000. As a percent of revenues, selling, general and administrative expense increased to 30.6% for the three months ended March 25, 2001 from 24.8% for the same period of 2000. The overall increase was primarily due to increased advertising expenses, depreciation, and utility expenses. The increase as a percentage of sales was mainly attributed to higher costs spread over decreased revenues.

      Research and Development Expense

Research and development ("R & D") expense decreased 2.3% to $867,000 for the three months ended March 25, 2001 from $887,000 for the same period of 2000. As a percent of revenues, R & D expense increased to 3.3% for the three months ended March 25, 2001 from 3.0% for the same period of 2000.

      Interest Expense

Interest expense increased 126.5% to $111,000 for the three months ended March 25, 2001 from $49,000 for the same period of 2000. The increase was due to the Company drawing on its line of credit as a result of the Russell Performance acquisition.

      Interest Income

Interest income decreased to $9,000 for the three months ended March 25, 2001 compared to $41,000 in the same period for 2000. The decrease was the result of the Company utilizing excess working capital for operations while drawing on its line of credit to primarily fund the Russell Performance acquisition.

      Taxes on Income

The provision for income taxes was $31,000 for the three months ended March 25, 2001 and $1.1 million for the same period of 2000. The effective tax rate for both periods was approximately 37%.

      Net Income

The Company's net income for the three months ended March 25, 2001 decreased 97.2% to $54,000 from $1.9 million for the same period of 2000. The decrease in net income was primarily the result of the items mentioned above.


NINE MONTHS ENDED MARCH 25, 2001, COMPARED TO NINE MONTHS ENDED MARCH 25, 2000

      Revenues

Revenues decreased 5.6% to $79.3 million for the nine months ended March 25, 2001 from $84.1 million for the same period of 2000. This decrease was primarily the result of a decrease of $1.8 million, or 5.3%, in the sale of Edelbrock automotive carburetors; a decrease of approximately $484,000, or 5.2%, in the sale of aluminum automotive cylinder heads; a decrease of approximately $3.0 million, or 13.0%, in the sale of aluminum automotive intake manifolds; and offset by new sales of Russell Performance products of $1,405,000. The overall decrease in sales was primarily attributed to the general economic slow down and adverse weather conditions that are a negative factor for the Company's business.

      Cost of Sales

Cost of sales decreased 3.6% to $50.1 million for the nine months ended March 25, 2001 from $52.0 million for the same period of 2000. As a percent of revenues, cost of sales increased to 63.1% for the nine months ended March 25, 2001 from 61.8% for the same period of 2000. The increase in the cost of sales percentage was primarily due to an increase in percentage of sales of third party manufactured products, primarily automotive carburetors, for which the Company achieves a lower margin and an increase in labor rates and depreciation expense associated with the acquisition and operation of new manufacturing capital equipment. In addition, the increase in percentage of sales can be attributed to lower revenues spread over relatively higher fixed costs.

      Selling, General and Administrative Expense

Selling, general and administrative expense increased 3.9% to $22.6 million for the nine months ended March 25, 2001 from $21.7 million for the same period of 2000. As a percent of revenues, selling, general and administrative expense increased to 28.4% for the nine months ended March 25, 2001 from 25.8% for the same period of 2000. The overall increase was primarily due to increased advertising expenses, depreciation, and utility expenses. The increase as a percentage of sales was mainly attributed to costs spread over decreased revenues.

      Research and Development Expense

Research and development ("R & D") expense remained relatively unchanged at $2.5 million for the nine months ended March 25, 2001 and 2000. As a percent of revenues, R & D expense increased to 3.1% for the nine months ended March 25, 2001 from 3.0% for the same period of 2000.

      Interest Expense

Interest expense increased 39.2% to $206,000 for the nine months ended March 25, 2001 from $148,000 for the same period of 2000. The increase was mainly due to the Company drawing on its line of credit as a result of the Russell Performance acquisition.

      Interest Income

Interest income decreased 35.8 % to $219,000 for the nine months ended March 25, 2001 from $341,000 for the same period in 2000. The decrease was mainly the result of the Company utilizing excess working capital for operations while drawing on its line of credit to primarily fund the Russell Performance acquisition.

      Taxes on Income

The provision for income taxes decreased to $1.6 million for the nine months ended March 25, 2001 from $3.0 million for the 2000 period. The effective tax rate for both periods was approximately 37%.

      Net Income

The Company's net income for the nine months ended March 25, 2001 decreased 47.3% to $2.7 million from $5.1 million for the same period of 2000. This decrease in net income for the current year was primarily the result of the items mentioned above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company's $8.0 million revolving credit facility ("Revolving Credit Facility") which expires on February 1, 2002. Due to seasonal demand for the Company's products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $6.0 million during the three quarters of fiscal year 2001 mainly for the acquisition of certain assets of Russell Performance Products, Inc. The Company anticipates making additional capital expenditures of approximately $1.0
- $2.0 million for the remainder of the fiscal year 2001 primarily for additional capital equipment to increase production capacity.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Any statements set forth above which are not historical facts, including statements relating to future economic and climatic conditions are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, and other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with Bank of America, NT & SA. The Company's Revolving Credit Facility is an $8 million line of credit with an interest rate based on the prime rate (8.0% as of March 25, 2001). It expires on February 1, 2002. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of March 25, 2001, the Company's outstanding balance on the Revolving Credit Facility was $4.1 million. Even if an unpredicted increase in the bank's prime rate occurred, it would not likely have a material effect on the Company's financial statements.

      Sensitivity Analysis

To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company maintained a $4.1 million balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $27,333. If the prime rate rose 100 basis points, the monthly interest payment would equal $30,750. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

                           PART II -- OTHER INFORMATION


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

Item 5. Exhibits and Reports on Form 8-K

      Exhibits

      10.1 Amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT and SA

      Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended March 25, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        EDELBROCK CORPORATION
                                        ----------------------------------------
                                        Registrant



Date: May 8, 2001                       ARISTEDES T. FELES
                                        ----------------------------------------
                                        Aristedes T. Feles
                                        Vice President Finance,
                                        Chief Financial Officer and
                                        Director