Form 10-K
period 2001-06-30
EDELBROCK CORP
filed 2001-09-25
CIK 929037

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from       to

Commission file number 0-24802

EDELBROCK CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	33-0627520

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 California Street
Torrance, California 90503
(Address of principal executive offices, including Zip Code)
Registrant’s telephone number, including area code: (310) 781-2222

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part II of this Form 10-K or any amendments to this Form 10-K. [   ]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of September 18, 2001 was approximately $16,073,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Stock Market for that date). For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to beneficially own more than 5% of the registrant’s Common Stock have been deemed affiliates.

On September 18, 2001, 5,076,239 shares of the Registrant’s Common Stock, $.01 par value, were outstanding of which 1,879,929 were held by non-affiliates.

DOCUMENT INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders.

ANNUAL REPORT ON FORM 10-K

Part I

Item 1. Business

General

     Edelbrock Corporation (the “Company”) is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, distributes and markets a wide range of high quality performance products, including intake manifolds, carburetors, cylinder heads, camshafts, exhaust systems, and other components designed for most domestic V8 and selected V6 engines and import 4 cylinder engines. In addition to the above, the Company’s product line includes shock absorbers, motorcycle brake rotors, and other plumbing type products such as fuel filters, fuel lines, and brake lines. These products are designed to enhance street, off-road, recreational and competition vehicle performance through increased horsepower, torque and driveability. The Company also designs and markets products to enhance engine and vehicle appearance, such as chrome and polished aluminum air cleaners, valve covers and breathers. In 1994, the Company introduced performance aluminum cylinder heads and intake manifolds for the Harley-Davidson Evolution engine, which are distributed and marketed through over 5,000 motorcycle performance shops nationwide. In 1995, the Company acquired substantially all of the assets of QwikSilver II, Inc. of Apple Valley, California, a manufacturer of aftermarket Harley-Davidson and other motorcycle carburetors and air cleaners.

     In 1998, the Company entered the performance shock absorber market for a range of all aftermarket applications with certain restrictions utilizing RICOR Racing and Development, L.P.’s (“RICOR”) patented “inertia active system.” In connection therewith, the Company entered into a royalty agreement with RICOR and issued warrants to purchase common stock of the Company. On August 20, 2001, the Company informed RICOR via thirty day written notice that it intended to convert its license with RICOR to a non-exclusive nature. See Notes 5 and 8 of Notes to Consolidated Financial Statements.

     In June 2000, the Company entered into a Product Development and Distribution Agreement with JG Engine Dynamics, Inc. (“JG”) and Automotive Systems Group Inc. (collectively, the “Licensor”) whereby the Company will pay the Licensor a percentage of net revenues derived from the sale of internal engine, exhaust, and suspension components for import aftermarket products under the “JG/Edelbrock” name. The Company paid to the Licensor cash, and issued common stock and stock warrants. In addition, the Licensor has the right to purchase Licensed Products developed by the Company. See Notes 5 and 8 of Notes to Consolidated Financial Statements.

     In late December 2000, the Company purchased certain assets of Russell Performance Products, Inc. (“Russell”), a manufacturer of performance plumbing and brake lines located in Daytona Beach, Florida. In May 2001, the Company moved the operations to Torrance, California. Russell is a leading manufacturer of performance plumbing and brake lines whose current product offering of over 2,800 parts includes street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use.

     The Company’s business strategy is to capitalize on recognition of the “Edelbrock” brand name and strong distribution network to expand its leading position in the specialty performance automotive and motorcycle aftermarket parts market. The Company plans to achieve its business objective by pursuing the following business strategies:

•	Broaden Application of Core Products

•	Expand Market Share in Compatible Product Lines

•	Expand Presence in Chain Stores

•	Introduce New Products

•	Expand Production Capacity

•	Reduce Manufacturing Costs through Vertical Integration and Automation

History

     The Company was founded in 1938 in Los Angeles by O. Victor Edelbrock, Sr. Mr. Edelbrock utilized his experience as a mechanic and a winning car racer to design and produce manifolds and cylinder heads. Upon his father’s death in 1962, O. Victor Edelbrock, Jr., also a racing enthusiast who began designing manifolds in the 1960’s, assumed his father’s position as President and Chief Executive Officer of the Company. In 1967, the Company moved its operations to El Segundo, California. The Company continued designing and marketing new generations of manifolds throughout the 1960’s and 1970’s. In the 1980’s, the Company expanded its product line to include camshaft kits, valvetrain parts, exhaust systems and other performance components, thus developing the “Total Power Package” line. In 1987, the Company moved to its present location in Torrance, California and in 1990 built its own sand-cast aluminum foundry in San Jacinto, California. In the 1990’s, the Company continued to expand its product lines to include carburetors, aluminum cylinder heads, aluminum water pumps, fuel-injected manifolds and aftermarket performance parts for Harley-Davidson motorcycles. In 1995, the Company completed the construction of a 37,000 square foot building in Torrance, California to house its exhaust products division and a 15,000 square foot facility to expand the Company’s Foundry warehouse space in San Jacinto, California. In late 1997, the Company completed construction of a 45,000 square foot facility adjacent to its existing exhaust facility, which is being utilized primarily for the manufacture of shock absorbers, as well as to accommodate additional corporate expansion including warehouse overflow. In May 1998, the Company began production on a new line of performance aftermarket shock absorbers utilizing the aforementioned RICOR inertia active system. In June 2000, the Company acquired the exclusive rights to manufacture and sell internal engine, exhaust, and suspension components to the import aftermarket under the “JG/Edelbrock” name. In December 2000, the Company purchased certain assets of Russell Performance Products, Inc., a manufacturer of performance plumbing and brake lines.

     In July 1997, the Company completed construction of two facilities on Company-owned property at its Foundry location in San Jacinto, California. A 12,000 square foot facility is being utilized for additional Foundry warehouse space and a 15,000 square foot facility houses the Company’s “QwikSilver” motorcycle parts division, which was relocated from Apple Valley, California.

     In October 1999, the Company completed construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility in Torrance, California. The Company is utilizing the 30,000 square foot former distribution area at its Company headquarters in Torrance for additional manufacturing capacity.

Research and Development

     The Company seeks to develop new products to respond to consumer demand, to increase performance characteristics of existing product lines and to enter into new product lines. For the fiscal years ended June 30, 1999, 2000, and 2001 research and development expenditures totalled $3,237,000, $3,688,000, and $3,651,000, respectively.

Products

     The Company offers over 6,400 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use. The Company’s products are designed to enhance the engine’s performance through increased horsepower, torque and drivability primarily by improving induction of fuel and air into and exhaust out of the engine. The Company also designs and markets products to improve appearance or drivability of the vehicle.

     The Company’s present lines include, among other items, intake manifolds, which accounted for 29% of the Company’s revenues for fiscal year 1999, 28% for fiscal year 2000, and 25% for fiscal year 2001; and carburetors, which accounted for 39%, 41%, and 40% of the Company’s revenues for fiscal years 1999, 2000, and 2001, respectively. See “Item 6. Selected Consolidated Financial Data” for the Company’s revenues, operating income and total assets for each of the last three years.

Distribution, Sales and Marketing

     The Company has established a balanced nationwide distribution network, which encompasses all the major channels of distribution. The Company’s policy is to offer its products at the same price and under the same terms and conditions in each of its channels of distribution. The Company’s products are sold in all 50 states and Canada, as well as to a lesser degree in Australia, Europe, New Zealand and the Pacific Rim, and distributed through the following channels:

•	Retail Automotive Chain Stores.

•	Mail Order Catalog Houses.

•	Warehouse Distributors and Performance Specialty Dealers.

•	Exporters.

     In addition to the foregoing channels of distribution, the Company supplies select component parts to original equipment manufacturers, including Ford Motor Company, Volvo-Penta of the Americas, Inc., General Motors Corporation, and Mercruiser, Inc., a division of Brunswick Corporation. In addition, the Company’s aluminum foundry, located in San Jacinto, California, casts components for a variety of third-party manufacturers.

     The Company’s sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company’s fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters. This seasonality typically results in reduced earnings for the Company’s first and second fiscal quarters because a significant portion of operating expenses are fixed throughout the fiscal year.

     One customer, Auto Sales, Inc., accounted for 14.8%, 14.8%, and 14.5% of the Company’s revenues for fiscal years 1999, 2000, and 2001 respectively. Another customer, AutoZone, Inc. accounted for 10.2% of revenues for fiscal year 2000 and 10.5% in fiscal year 2001. See Note 6 of Notes to Consolidated Financial Statements of the Company.

Manufacturing

     The Company conducts manufacturing operations in its Torrance, California facilities and casting operations at its aluminum foundry in San Jacinto, California. The Company manufactures products such as manifolds, cylinder heads, water pumps, shock absorbers and exhaust systems. Approximately 51% of the Company’s revenues for fiscal year 2001 were attributable to products which were manufactured by third-party suppliers. Magneti Marelli, U.S.A., Inc., pursuant to an agreement with the Company, supplied the Company with all of the carburetors which it marketed in fiscal year 2001, representing approximately 40% of the Company’s revenue for that fiscal year. The agreement extends through 2004 and is renewable at the option of the parties. See Note 7 of Notes to Consolidated Financial Statements.

Competition

     There is significant competition in the performance automotive and motorcycle parts industries for both domestic and import. The Company competes with other companies and individuals in the manufacture and sale of performance automotive and motorcycle parts. The Company competes with, among others, Holley Performance Products, Inc. (“Holley”) in the manifold market, Holley and Federal-Mogul Corporation in the automotive carburetor market, Rancho Industries and Bilstein in the shock absorber market, Crane Cams and Competition Cams in the camshaft market, World Products and Trick Flow Specialties in the cylinder head market, Earl’s Performance Products in the performance plumbing lines, and Mr. Gasket, TransDapt and Moroso in the specialty automotive accessories market. The Company competes primarily with Harley-Davidson, Inc., S&S Cycle, Incorporated, and Mikuni of America in the motorcycle aftermarket. The Company competes primarily on the basis of product quality, brand name recognition, service and price. Some of the Company’s competitors are substantially larger and have greater financial resources than the Company.

Trademarks and Patents

     The Company owns over 40 trademarks and patents used in connection with the marketing of the Company’s products, including Edelbrock®, Torker®, Torker II®, Tunnel Ram®, Signature Series®, Performer Series®, QwikSilver II®, Performer IAS® and Edelbrock Total Power Package®. The Company believes that its trademarks and patents and the associated recognition, reputation and customer loyalty contribute to the success of the Company’s business operations. The Company possesses a number of United States and international patents, including three United States patents relating to the Company’s manifolds, all of which also contribute to the success of the Company’s operations. The Company’s patents expire between 2002 and 2013.

Employees

     As of June 30, 2001, the Company employed 645 persons in the operation of its business. The Company believes that its ability to attract and retain qualified management personnel, skilled production technicians, and marketing and administrative employees will be a key determinant of the Company’s continued success. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

Item 2. Properties

     The Company owns its headquarters, distribution and manufacturing facilities located in buildings of approximately 142,000, 65,590, 45,000 and 37,000 square feet, respectively, in Torrance, California, and three buildings for its Foundry operations located in approximately 73,000, 15,000, and 12,000 square feet as well as a 15,000 square foot facility for its QwikSilver division in San Jacinto, California. The 73,000 square foot facility and related land were subject to a deed of trust which secured certain indebtedness incurred in connection with the construction of the facility which had a maturity date in June 2001. The Company elected to pay off the loan early, without penalty, in March 2001. See Note 3 of Notes to Consolidated Financial Statements.

     In December 1996, the Company completed construction of a 45,000 square foot facility on Company owned property contiguous to its current exhaust facility in Torrance, California. This facility is being utilized primarily for the manufacture of performance aftermarket shock absorbers and, as of May 2001, Russell performance plumbing and brake lines.

     In July 1997, the Company completed construction of 12,000 and 15,000 square foot facilities on Company-owned property at its Foundry location in San Jacinto, California. The 12,000 square foot facility is being utilized for additional Foundry warehouse space and the 15,000 square foot facility houses the Company’s QwikSilver division, which was relocated from Apple Valley, California.

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

Executive Officers of the Company

Executive Officers

     The following sets forth the name, age and business experience of the executive officers of the Company as of June 30, 2001:

Name	Age	Position

O. Victor Edelbrock	64	Chairman, President and Chief Executive Officer

Jeffrey L. Thompson	48	Executive Vice-President, Chief Operating Officer and Director

Aristedes T. Feles	33	Vice-President of Finance and Director

Steve Whipple	43	Vice-President of Sales

Wayne P. Murray	49	Vice-President of Manufacturing

Jack B. Mayberry	54	Vice-President of Research & Development

Cathleen Edelbrock	41	Vice-President of Advertising, Secretary and Director

Nancy Edelbrock	64	Treasurer

Ronald L. Webb	67	Executive Vice-President of Edelbrock Foundry Corp.

Rodney T. Teraishi	35	Controller

     O. Victor Edelbrock has been Chairman, President and Chief Executive Officer of the Company since 1962. Mr. Edelbrock is the husband of Nancy Edelbrock and the father of Cathleen Edelbrock.

     Jeffrey L. Thompson has been the Executive Vice-President/General Manager and Chief Operating Officer of the Company since December 1988. He was also a six year member of the board of directors of the Specialty Equipment Market Association (SEMA) and was awarded the 1999 SEMA Person of the Year Award, the automotive aftermarket’s highest individual honor. Mr. Thompson has been a director of the Company since 1994.

     Aristedes T. Feles has been the Vice President of Finance since July 1997 and was previously Controller for the Company (since 1992). Prior to 1992, Mr. Feles was employed as a senior accountant at BDO Seidman, LLP (since 1989). Mr. Feles has been a director of the Company since July 1997.

     Steve Whipple served as Vice-President of Sales for the Company since September 2000. Mr. Whipple was previously the National Sales Manager for the Company (since 2000). Prior to joining the Company, Mr. Whipple was the Director of Sales & Marketing for Nitrous Oxide Systems, Inc.

     Wayne P. Murray has been employed in various positions by the Company since 1969 and has been Vice-President of Manufacturing for the Company since 1984.

     Jack B. Mayberry has been the Vice President of Research & Development for the Company since 1995. Prior to joining the Company, Mr. Mayberry was a captain in the U.S. Navy where he served for 25 years.

     Cathleen Edelbrock has been Vice-President of Advertising for the Company since 1993. Prior to 1993, Ms. Edelbrock was Director of Advertising (since 1987), and has served in various other capacities with the Company (since 1978). Ms. Edelbrock is a director of the Company. Ms. Edelbrock is the daughter of O.Victor Edelbrock Jr. and Nancy Edelbrock.

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

Part II

Item 5. Market for Company’s Common Stock and Related Shareholder Matters.

     The Company’s Common Stock is traded over-the-counter on the Nasdaq Stock Market under the symbol EDEL. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq Stock Market for fiscal years 2000 and 2001. On September 18, 2001, the Company had 101 holders of record of its Common Stock with 5,076,239 shares outstanding and a closing price of $8.55.

	Price Range of Common Stock

Year Ended June 30, 2000	High	Low

First Quarter	$15.63	$13.38

Second Quarter	$15.00	$11.75

Third Quarter	$13.25	$11.38

Fourth Quarter	$12.50	$8.88

Year Ended June 30, 2001	High	Low

First Quarter	$12.00	$9.00

Second Quarter	$11.75	$9.63

Third Quarter	$12.50	$10.00

Fourth Quarter	$11.25	$8.85

     During fiscal year ended June 30, 2001, the Company paid a dividend in the amount of $.02 per share on November 11, 2000 and on June 15, 2001. During fiscal year ended June 30, 2000, the Company paid a dividend in the amount of $.02 per share on November 11, 1999 and June 2, 2000.

     In June 2000, in consideration of entering into a Product Development and Distribution Agreement with the Company, the Company issued to JG Engine Dynamics, Inc. 8,000 shares of common stock and warrants to purchase 80,000 shares of common stock at an exercise price of $11.00. The warrants vest annually on June 1st of each year through a period of 4 years with the first 25% vesting on June 1, 2001. The exercise term starts June 1, 2001 and expires on May 31, 2010. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in accordance with the requirements of Section 4 (2) thereof. See Note 8 of Notes to Consolidated Financial Statements of the Company.

Item 6. Selected Consolidated Financial Data.

     The following Selected Consolidated Financial Data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 2001 and 2000 and the Income Statement Data and the Other Data for each of the three fiscal years in the period ended June 30, 2001 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1997, 1998, and 1999 and the Income Statement Data and the Other Data for each of the two fiscal years in the period ended June 30, 1998 have been derived from audited financial statements not included herein.

	Year Ended June 30,

Income Statement Data:	1997	1998	1999	2000	2001

Revenues	$87,120,000	$95,504,000	$108,943,000	$121,173,000	$115,630,000

Cost of sales	52,163,000	57,410,000	65,881,000	74,315,000	72,734,000

Gross profit	34,957,000	38,094,000	43,062,000	46,858,000	42,896,000

Operating expenses

Selling, general and administrative	21,308,000	24,281,000	27,564,000	30,762,000	31,607,000

Research and development	2,874,000	2,972,000	3,237,000	3,688,000	3,651,000

Write-off of uncollectible receivable	—	1,878,000	400,000	—	—

Settlement expense	—	—	190,000	—	—

Total operating expenses	24,182,000	29,131,000	31,391,000	34,450,000	35,258,000

Operating income	10,775,000	8,963,000	11,671,000	12,408,000	7,638,000

Interest expense	340,000	269,000	203,000	196,000	283,000

Interest income	317,000	410,000	304,000	385,000	227,000

Other income	469,000	—	—	—	—

Income before taxes	11,221,000	9,104,000	11,772,000	12,597,000	7,582,000

Taxes on income	4,076,000	3,304,000	4,344,000	4,549,000	2,790,000

Net income	$7,145,000	$5,800,000	$7,428,000	$8,048,000	$4,792,000

	Year Ended June 30,

Per Share Data:	1997	1998	1999	2000	2001

Basic net income per share	$1.36	$1.10	$1.41	$1.55	$0.94

Diluted net income per share	$1.34	$1.08	$1.40	$1.55	$0.94

Basic weighted average shares outstanding	5,244,000	5,252,000	5,251,000	5,179,000	5,077,000

Effect of dilutive stocks options and warrants	108,000	136,000	51,000	6,000	—

Diluted weighted average shares outstanding	5,352,000	5,388,000	5,302,000	5,185,000	5,077,000

Other Data:

Capital expenditures	$8,602,000	$8,076,000	$5,760,000	$11,285,000	$7,595,000

Dividends	—	—	—	$207,000	$203,000

	June 30,

Balance Sheet Data:
(In thousands)	1997	1998	1999	2000	2001

Working capital	$26,428	$29,260	$35,423	$34,273	$39,581

Total assets	77,868	84,975	94,252	100,247	101,918

Total long-term debt	2,178	2,123	2,065	148	563

Shareholders’ equity	55,650	61,731	68,651	75,443	80,024

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1999, 2000, and 2001. The following should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

Overview

     The Company was founded in 1938, and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, shock absorbers, camshafts, cylinder heads, exhaust systems and other performance components for most domestic V8, selected V6, and selected import engines. In addition, the Company offers performance aftermarket manifolds, cylinder heads, camshafts, air cleaners, and carburetors for Harley-Davidson and off road motorcycles. The Company currently offers over 6,400 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use.

     In late December 2000, the Company purchased certain assets of Russell Performance Products, Inc. (“Russell”), a manufacturer of performance plumbing and brake lines located in Daytona Beach, Florida. In May 2001, the Company moved the operations to Torrance, California. Russell is a leading manufacturer of performance plumbing and brake lines whose current product offering of over 2,800 parts includes street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use.

Product Mix

     The Company manufactures its own products and purchases other products designed to the Company’s specifications from third-party manufacturers for subsequent packaging and distribution to the Company’s customers. Generally, the Company can achieve a higher margin on those products which it manufactures, as compared to those purchased from third-party manufacturers. Accordingly, the Company’s results of operations in any given period are affected by product mix.

Product Concentration

     Historically, the Company has derived a substantial portion of its revenues from the sale of intake manifolds and carburetors. For the fiscal years ended June 30, 1999, 2000, and 2001 approximately 29%, 28%, and 25% of revenues were derived from the sales of intake manifolds and 39%, 41% and 40% from the sales of carburetors, respectively.

Manufacturing Capacity

     During the most recent peak manufacturing period, the Company used substantially all of its manufacturing capability for producing its specialty performance automotive and motorcycle aftermarket parts.

     In December 1996, the Company completed construction of 45,000 square foot facility on Company owned property contiguous to its current Exhaust facility in Torrance, California. This facility is being utilized primarily for the manufacture of performance aftermarket shock absorbers and, as of May 2001, Russell performance plumbing and brake lines.

     In July 1997, the Company completed construction of 12,000 and 15,000 square foot facilities on Company-owned property at its Foundry location in San Jacinto, California. The 12,000 square foot facility is being utilized for additional Foundry warehouse space and the 15,000 square foot facility houses the Company’s QwikSilver division, which was relocated from Apple Valley, California.

     In October 1999, the Company completed construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust system and shock absorber production facility in Torrance, California.

     The Company is utilizing the 30,000 square foot former distribution facility at its Company headquarters in Torrance for additional manufacturing capacity.

Seasonality

     The Company’s sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company’s fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters. This seasonality typically results in reduced earnings for the Company’s first and second fiscal quarters because a significant portion of operating expenses is fixed throughout the fiscal year.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues of certain items in the Company’s consolidated statements of income and the percentage change in each item from the prior period.

			Year Ended			Year Ended
	Percentage of Revenues		June 30, 2000	Percentage of Revenues		June 30, 2001
	for Year Ended June 30,		As Compared	for Year Ended June 30,		As Compared
			To Year Ended			To Year Ended
	1999	2000	June 30, 1999	2000	2001	June 30, 2000

Revenues	100.0%	100.0%	11.2%	100.0%	100.0%	(4.6)%

Cost of sales	60.5	61.3	12.8	61.3	62.9	(2.1)

Gross profit	39.5	38.7	8.8	38.7	37.1	(8.5)

Operating expenses

Selling, general and administrative	25.3	25.4	11.6	25.4	27.3	2.7

Research and development	3.0	3.0	13.9	3.0	3.2	(1.0)

Settlement expense	0.4	—	(100.0)	—	—	—

Write-off of uncollectible receivable	0.2	—	(100.0)	—	—	—

Total operating expenses	28.8	28.4	9.7	28.4	30.5	2.3

Operating income	10.7	10.2	6.3	10.2	6.6	(38.4)

Interest expense	0.2	0.2	(3.4)	0.2	0.2	44.4

Interest income	0.3	0.3	26.6	0.3	0.2	(41.0)

Income before taxes on income	10.8	10.4	7.0	10.4	6.6	(39.8)

Taxes on income	4.0	3.8	4.7	3.8	2.4	(38.7)

Net Income	6.8%	6.6%	8.3%	6.6%	4.1%	(40.5)%

Fiscal Year 2001 Compared to Fiscal Year 2000

Revenues

     Revenues decreased 4.6% to $115.6 million in fiscal year 2001 from $121.2 million in fiscal year 2000. The decrease was primarily the result of a decrease in volume of approximately $3.5 million, or 7.1%, in the sale of carburetors and a decrease of $4.0 million, or 12.2%, in the sale of intake manifolds, offset by sales from the newly acquired Russell division which totaled approximately $2.7 million. Management attributes the decrease in revenues to a general economic slow down and a prolonged period of inclement weather.

Cost of Sales

     Cost of sales decreased 2.1% to $72.7 million in fiscal year 2001 from $74.3 million in fiscal year 2000. As a percent of revenues, cost of sales increased to 62.9% in fiscal year 2001 from 61.3% in fiscal year 2000. The decrease in cost of sales was primarily due to a decrease in sales. The increase in cost of sales as a percentage of sales was primarily due to a change in product mix toward lower margin products, and higher labor and energy costs.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased 2.7% to $31.6 million in fiscal year 2001 from $30.8 million in fiscal year 2000. This increase resulted primarily from the increase in salaries mainly from the Russell acquisition and an increase in utilities due to the energy crisis in California as well as increases in medical and workers’ compensation costs. In addition, the Company’s depreciation and maintenance type expenditures for its state-of-the-art distribution facility incurred costs for a full year in fiscal 2001 versus only a partial year for fiscal year 2000. As a percent of revenues, selling, general and administrative expenses increased to 27.3% in fiscal year 2001 from 25.4% in fiscal year 2000. This increase is mainly attributed to the above in addition to revenues being down for the current year versus prior year.

Research and Development Expense

     Research and development expense remained relatively unchanged in fiscal year 2001 versus 2000. As a percent of revenue, research and development expense was 3.2% in fiscal year 2001 versus 3.0% in fiscal year 2000. The Company plans on continuing to expand its research and development program, but through improved efficiency, expenditures may decrease as a percent of revenue in the future.

Operating Income

     Operating income decreased 38.4% to $7.6 million in fiscal year 2001 from $12.4 million in fiscal year 2000. This decrease was mainly a result of decreased revenues, higher operating expenses as a percent of revenues, and higher cost of goods sold as a percentage of revenues.

Interest Expense

     Interest expense increased 44.4% to $283,000 in fiscal year 2001 from $196,000 in fiscal year 2000. This increase was primarily due to an increase in the principal amount of average debt outstanding mainly due to the Company utilizing its line of credit to partially fund the purchase of Russell assets as well as the Company incurring interest on the assumption of capital leases in connection with the Russell purchase.

Interest Income

     Interest income decreased 41.1% to $227,000 in fiscal year 2001 from $385,000 in fiscal year 2000. This decrease was the result of a decrease in interest earned on invested cash due to lower interest rates and lower amounts of invested excess working capital.

Fiscal Year 2001 Compared to Fiscal Year 2000

Taxes on Income

     The provision for income taxes decreased $1,759,000 to $2,790,000 in fiscal year 2001 from $4,549,000 in fiscal year 2000. The effective tax rates were 36.8% and 36.1% for fiscal years 2001 and 2000, respectively. The increase in the effective tax rate resulted primarily from decreases in the utilization of state and federal tax credits resulting from decreased capital equipment acquisitions and decreased research and development credits.

Net Income

     The Company’s net income decreased 40.5% for fiscal year 2001 to $4.8 million in fiscal 2001 from $8.0 million in fiscal year 2000. This decrease was primarily due to the items mentioned above.

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

Cost of Sales

     Cost of sales increased 12.8% to $74.3 million in fiscal year 2000 from $65.9 million in fiscal year 1999. As a percent of revenues, cost of sales increased to 61.3% in fiscal year 2000 from 60.5% in fiscal year 1999. The increase in cost of sales was primarily due to an increase in sales which included a change in product mix toward lower margin products, and higher labor costs, partially offset by improved production efficiencies associated with the introduction of high-tech machining centers used in the production of manifolds, cylinder heads and water pumps.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased 11.6% to $30.8 million in fiscal year 2000 from $27.6 million in fiscal year 1999. This increase resulted primarily from the increase in sales commissions, advertising expense, and salaries associated with increased sales and the Company’s depreciation and related expenditures in connection with the opening of its new state-of-the-art distribution facility. As a percent of revenues, selling, general and administrative expenses increased to 25.4% in fiscal year 2000 from 25.3% in fiscal year 1999.

Research and Development Expense

     Research and development expense increased 13.9% to $3.7 million in fiscal year 2000 from $3.2 million in fiscal year 1999. As a percent of revenue, research and development expense was 3.0% in fiscal years 2000 and 1999. The Company plans on continuing to expand its research and development program.

Write-off of Uncollectible Receivable

     In December 1998, the Company wrote-off approximately $400,000 of unsecured trade receivables relating to Champion Auto Stores, Inc., a Minnesota-based automotive parts retailer, who filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in May 1998 and was further converted to Chapter 7 Liquidation in December 1998. The $400,000 write-off represented all of the outstanding receivable balance, a portion of which was previously reserved.

Fiscal Year 2000 Compared to Fiscal Year 1999

Settlement Expense

     On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops’ Chapter 11 case. In June 1999, the Company settled this claim with Super Shops. The terms of the settlement, which were accepted, included a cash settlement in the amount of $190,000 payable in eight equal monthly installments. Edelbrock has forgone its claim for potential recovery of its unsecured trade receivable from Super Shops.

Operating Income

     Operating income increased 6.3% to $12.4 million in fiscal year 2000 from $11.7 million in fiscal year 1999. This increase was mainly a result of increased revenues and lower operating expenses as a percent of revenues, offset by higher cost of goods sold as a percentage of revenues.

Interest Expense

     Interest expense decreased 3.4% to $196,000 in fiscal year 2000 from $203,000 in fiscal year 1999. This decrease was primarily due to decrease in the principal amount of average debt outstanding.

Interest Income

     Interest income increased 26.6% to $385,000 in fiscal year 2000 from $304,000 in fiscal year 1999. This increase was the result of an increase in interest earned on invested cash.

Taxes on Income

     The provision for income taxes increased $205,000 to $4,549,000 in fiscal year 2000 from $4,344,000 in fiscal year 1999. The effective tax rates were 36.1% and 36.9% for fiscal years 2000 and 1999, respectively. The decrease in the effective tax rate resulted primarily from increases in state tax credits relating to capital equipment acquisitions and increased research and development credits.

Net Income

     The Company’s net income increased 8.3% to $8.0 million in fiscal year 2000 from $7.4 million in fiscal year 1999. This increase was primarily due to the items mentioned above.

Quarterly Results

     The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 2000 and 2001. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding.

	For the Fiscal Year Ended				For the Fiscal Year Ended
	June 30, 2000				June 30, 2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$25,644	$28,522	$29,900	$37,107	$25,682	$27,687	$25,968	$36,293

Cost of sales	15,899	17,498	18,570	22,348	15,687	17,452	16,955	22,640

Gross profit	9,745	11,024	11,330	14,759	9,995	10,235	9,013	13,653

Operating expenses

Selling, general and administrative	6,827	7,475	7,414	9,046	7,114	7,496	7,959	9,038

Research and development	784	870	887	1,147	782	802	867	1,200

Total operating expenses	7,611	8,345	8,301	10,193	7,896	8,298	8,826	10,238

Operating income	2,134	2,679	3,029	4,566	2,099	1,937	187	3,415

Interest expense	50	49	49	48	48	47	111	77

Interest income	149	151	41	44	121	89	9	8

Income before taxes on income	2,233	2,781	3,021	4,562	2,172	1,979	85	3,346

Taxes on income	826	1,029	1,118	1,576	804	732	31	1,223

Net income	$1,407	$1,752	$1,903	$2,986	$1,368	$1,247	$54	$2,123

Basic net income per share	$0.27	$0.34	$0.37	$0.58	$0.27	$0.25	$0.01	$0.42

Diluted net income per share	$0.27	$0.34	$0.37	$0.58	$0.27	$0.25	$0.01	$0.42

Basic weighted average number of shares outstanding	5,222	5,191	5,174	5,132	5,077	5,077	5,077	5,077

Effect of dilutive stock options and warrants	39	23	—	1	—	—	—	—

Diluted weighted average number of shares outstanding	5,261	5,214	5,174	5,133	5,077	5,077	5,077	5,077

Liquidity and Capital Resources

     The Company’s liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company’s $8.0 million revolving credit facility (“Revolving Credit Facility”). Due to the seasonal demand for the Company’s products, the Company builds inventory during the Company’s first fiscal quarter in advance of the typically stronger selling periods during the Company’s second, third and fourth fiscal quarters.

     The Revolving Credit Facility consists of an unsecured line of credit agreement with one bank, which provides a total loan commitment not to exceed $8.0 million, all of which was available to the Company as of September 24, 2001. The line of credit borrowings are at the applicable bank’s prime rate (6.75% at June 30, 2001). The line of credit agreement expires on February 1, 2002. Under the Revolving Credit Facility, the Company is subject to certain customary restrictive financial requirements. The Company has been and is in compliance with all such financial covenants as of September 24, 2001.

     Net cash provided by operating activities was $11.1 million, $9.4 million and $5.7 million in fiscal years 1999, 2000, and 2001, respectively. Because of the seasonality of the Company’s business, more funds from operating activities are generated in its third and fourth fiscal quarters.

     Accounts payable decreased $1.1 million for fiscal year 2001 compared to fiscal year 2000 primarily as a result of timing of payment terms from a principal supplier.

     Accounts receivable decreased by $854,000 for fiscal year 2001 compared to fiscal year 2000, while sales decreased $5.5 million for fiscal year 2001 compared to fiscal year 2000. The decrease in accounts receivable in fiscal year 2001 was primarily due to the timing of payments from customers in connection with the Company’s dating programs and decreased sales, offset by accounts receivables acquired in connection with the acquisition of Russell Performance.

     Inventories increased by $5.7 million for fiscal year 2001 compared to fiscal year 2000 while cost of sales decreased $1.6 million for fiscal year 2001 compared to fiscal year 2000. The increase in inventories was primarily due to the Russell purchase acquisition and timing differences pertaining to raw material purchases from fiscal year 2001 versus fiscal year 2000.

     The Company’s total capital expenditures were $5.8 million in fiscal year 1999, $11.3 million in fiscal year 2000, and $7.6 million in fiscal year 2001. The $7.6 million of capital expenditures for fiscal year 2001 included expenditures for the Russell Performance Products, Inc. acquisition, and the purchase of computerized machining equipment and office equipment. The Company anticipates making capital expenditures of $4.5 — $6.0 million in fiscal year 2002 primarily for additional capital equipment to increase the Company’s production capacity.

     The Company believes that funds generated from operations and funds available under the Revolving Credit Facility will be adequate to meet its working capital, debt service and capital expenditure requirements through fiscal year 2002.

Inflation

     General inflation over the last three years has not had a material effect on the Company’s cost of doing business and it is not expected to have a material effect in the foreseeable future.

"Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Any statements set forth above which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, and other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

     The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT&SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the bank’s prime rate (currently 6.75%). It expires on February 1, 2002. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of the fiscal year ended June 30, 2001 and as of September 24, 2001, the Company’s outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

Item 8. Financial Statements and Supplementary Data.

     See Item 14 for an index to the consolidated financial statements and supplementary financial information which are included herewith.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     A report on Form 8-K was filed with the Securities and Exchange Commission on February 8, 1999 under Item 4. Changes in Registrant’s Certifying Accountant.

Part III

Item 10. Directors of the Company.

     The information required by Item 10 will be set forth in the Proxy Statement under the caption “Directors of the Company” and is incorporated herein by reference.

Item 11. Executive Compensation.

     The information required by Item 11 will be set forth on the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 will be set forth on the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Financial Statements and Schedules. See Index to Financial Statements which appears on page 24 hereof.

     Other Financial Data. See Summary of Selected Financial Data, which appears in “Item 6. Selected Financial Data.”

     Reports on Form 8-K.

     The Company filed no Reports on Form 8-K during the last quarter of the 2001 fiscal year.

     Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

EDELBROCK CORPORATION
EXHIBIT INDEX

Number and		Sequential
Description of		Page
Exhibit		Number

3(i).1	Form of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i).1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

3(ii).1	Form of Amended and Restated Bylaws of the Company (filed as Exhibit 3(ii).1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

4.2	Form of Edelbrock Corp. Employee Stock Ownership Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.1	Form of Indemnification Agreement entered into with officers and directors of the Company (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.2	Mutual Agreement between Weber U.S.A. and Edelbrock (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.3	Form of Employment Agreement with O. Victor Edelbrock, Jr. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)*

10.4	Form of Employment Agreement with Jeffrey L. Thompson (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)*

10.5	Form of Employment Agreement with Ronald L. Webb (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)*

10.6	Form of Benefit Plans

- 1994 Incentive Equity Plan

- 1994 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.7	Business Loan Agreement between Edelbrock Corporation and Bank of America, NT&SA (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.8	Business Loan Agreement between Edelbrock Foundry Corp. and Bank of America NT&SA (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.9	License Agreement dated February 2, 1997 between Edelbrock Corporation and RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and incorporated herein by reference)

10.10	Warrant Agreement dated February 2, 1997 between Edelbrock Corporation and RICOR Racing and Development L.P. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and incorporated herein by reference)

EDELBROCK CORPORATION
EXHIBIT INDEX

Number and		Sequential
Description of		Page
Exhibit		Number

10.11	Amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT&SA. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference)

10.12	Second amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT & SA (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1998)

10.13	Amendment No. 1 to License Agreement, dated February 21, 1998 by and between Edelbrock Corporation and RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1998)

10.14	Amendment No. 1 to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT & SA (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 1998)

10.15	Purchasing Agreement between Edelbrock Corporation and Magneti Marelli, USA, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 1998)

10.16	Amendment No. 4 to License Agreement between Edelbrock Corporation, RICOR Racing and Development L.P., Ricor, Inc. and Mr. Don Richardson and Amendment to Warrant Agreement dated February 2, 1996 between Edelbrock Corporation and RICOR Racing and Development L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 25, 1999)

10.17	Settlement Agreement between Edelbrock Corporation and Super Shops, Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference)

10.18	Amendments to Employment Agreements (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference)

10.19	Product Development and Distribution Agreement dated June 1, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc., and Automotive Systems Group Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference)

10.20	Warrant Agreement dated June 1, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc. and Automotive Systems Group Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference

10.21	Amendment to Product and Distribution Agreement dated June 26, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc., and Automotive Systems Group Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference

10.22	Letter to RICOR Racing LLP dated August 20, 2001 stating Edelbrock informed RICOR its intention to convert its license to a non-exclusive nature.

EDELBROCK CORPORATION
EXHIBIT INDEX

Number and		Sequential
Description of		Page
Exhibit		Number

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP

24.1	Powers of Attorney

*	Management Contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

September 24, 2001	EDELBROCK CORPORATION

	By:	/s/ ARISTEDES T. FELES

Aristedes T. Feles Vice President Finance, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* O. Victor Edelbrock	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 24, 2001

* Jeffrey L. Thompson	Executive Vice President and Director	September 24, 2001

/s/ ARISTEDES T. FELES Aristedes T. Feles	Vice-President, Finance and Director (Principal Financial Officer and Principal Accounting Officer)	September 24, 2001

* Cathleen Edelbrock	Vice President of Advertising, and Director	September 24, 2001

* Timothy D. Pettit	Director	September 24, 2001

* Dr. Cornelius J. Pings	Director	September 24, 2001

* Jerry Herbst	Director	September 24, 2001

* Richard Wilbur	Director	September 24, 2001

/s/ ARISTEDES T. FELES *By: Aristedes T. Feles Attorney-in-fact		September 24, 2001

EDELBROCK CORPORATION

Report of Independent Certified Public Accountants

To the Board of Directors
and Shareholders of
Edelbrock Corporation

We have audited the accompanying consolidated balance sheets of Edelbrock Corporation as of June 30, 2000 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Edelbrock Corporation as of June 30, 2000 and 2001, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended June 30, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Los Angeles, California
August 24, 2001

EDELBROCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2000	2001

Assets

Cash and cash equivalents	$9,883,000	$5,995,000

Accounts receivable, net of allowance for doubtful accounts of $500,000 at 2000 and 2001	27,228,000	26,928,000

Inventories (Note 2)	17,157,000	22,899,000

Deferred income taxes (Note 4)	1,046,000	1,158,000

Prepaid expenses and other	530,000	810,000

Total current assets	55,844,000	57,790,000

Property, plant and equipment (Note 3)

Land	6,242,000	6,242,000

Buildings and improvements	16,945,000	17,584,000

Machinery and equipment	39,010,000	41,854,000

Office equipment	5,115,000	4,926,000

Furniture and fixtures	1,416,000	1,653,000

Transportation equipment	5,344,000	6,199,000

	74,072,000	78,458,000

Less accumulated depreciation and amortization	31,916,000	37,545,000

Property, plant and equipment, net	42,156,000	40,913,000

Real estate properties and partnerships	437,000	412,000

Goodwill and License agreement, net of accumulated amortization of $0 at 2000 and $140,000 at 2001 (Notes 5 and 8)	842,000	1,891,000

Other	968,000	912,000

Total assets	$100,247,000	$101,918,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2000	2001

Liabilities and shareholders’ equity

Current liabilities

Accounts payable	$15,076,000	$13,981,000

Accrued expenses

Payroll and bonuses	1,995,000	2,010,000

Retirement plans (Note 5)	649,000	605,000

Commissions	1,184,000	1,134,000

Income taxes payable	318,000	365,000

Other	428,000	51,000

Current portion of long-term debt and capital lease obligation (Note 3)	1,921,000	63,000

Total current liabilities	21,571,000	18,209,000

Long-term debt, less current portion (Note 3)	148,000	455,000

Capital lease obligation (Note 3)	—	108,000

Deferred income taxes (Note 4)	3,085,000	3,122,000

Total liabilities	24,804,000	21,894,000

Commitments and contingencies (Notes 5 and 7)

Shareholders’ equity (Note 8)

Common stock, par value $.01 per share; 15,000,000 shares authorized; 5,283,139 shares issued and 5,077,039 outstanding in 2000; 5,283,139 shares issued and 5,076,239 outstanding in 2001	50,700	50,690

Paid-in capital	15,752,800	15,744,810

Retained earnings	59,639,500	64,228,500

Total shareholders’ equity	75,443,000	80,024,000

Total liabilities and shareholders’ equity	$100,247,000	$101,918,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,

	1999	2000	2001

Revenues (Note 6)	$108,943,000	$121,173,000	$115,630,000

Cost of sales	65,881,000	74,315,000	72,734,000

Gross profit	43,062,000	46,858,000	42,896,000

Operating expenses

Selling, general and administrative	27,564,000	30,762,000	31,607,000

Research and development	3,237,000	3,688,000	3,651,000

Write-off of uncollectible receivable	400,000	—	—

Settlement expense (Note 9)	190,000	—	—

Total operating expenses	31,391,000	34,450,000	35,258,000

Operating income	11,671,000	12,408,000	7,638,000

Interest expense	203,000	196,000	283,000

Interest income	304,000	385,000	227,000

Income before taxes on income	11,772,000	12,597,000	7,582,000

Taxes on income (Note 4)	4,344,000	4,549,000	2,790,000

Net income	$7,428,000	$8,048,000	$4,792,000

Net income per share:

Basic net income per share	$1.41	$1.55	$0.94

Diluted net income per share	$1.40	$1.55	$0.94

Basic weighted average number of shares outstanding	5,251,000	5,179,000	5,077,000

Effect of dilutive stock options and warrants	51,000	6,000	—

Diluted weighted average number of shares outstanding	5,302,000	5,185,000	5,077,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 30, 1999, 2000, and 2001

					Total
	Common Stock		Paid-in	Retained	Shareholders'
	Shares	Amount	Capital	Earnings	Equity

Balance July 1, 1998	5,257,616	$52,560	$17,307,940	$44,370,500	$61,731,000

Net income for year	—	—	—	7,428,000	7,428,000

Stock repurchase	(50,800)	(510)	(736,490)	—	(737,000)

Fair value of stock warrants granted	—	—	75,000	—	75,000

Stock options and warrants exercised	15,123	150	153,850	—	154,000

Balance June 30, 1999	5,221,939	52,200	16,800,300	51,798,500	68,651,000

Net income for year	—	—	—	8,048,000	8,048,000

Cash dividends	—	—	—	(207,000)	(207,000)

Stock repurchase	(155,300)	(1,600)	(1,842,400)	—	(1,844,000)

Stock issued for license agreement	8,000	80	80,920	—	81,000

Fair value of stock warrants issued for license agreement	—	—	617,000	—	617,000

Fair value of stock warrants granted	—	—	65,000	—	65,000

Stock options exercised	2,400	20	31,980	—	32,000

Balance June 30, 2000	5,077,039	50,700	15,752,800	59,639,500	75,443,000

Net income for year	—	—	—	4,792,000	4,792,000

Cash dividends	—	—	—	(203,000)	(203,000)

Stock repurchase	(800)	(10)	(7,990)	—	(8,000)

Balance June 30, 2001	5,076,239	$50,690	$15,744,810	$64,228,500	$80,024,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	1999	2000	2001

Cash flows from operating activities

Net income	$7,428,000	$8,048,000	$4,792,000

Adjustments to reconcile net income to net cash provided by operating activities

Inventory reserve	—	200,000	150,000

Write-off of uncollectible receivable	400,000	—	—

Depreciation and amortization of property, plant and equipment	4,718,000	5,481,000	6,368,000

(Gain) loss from sale of property, plant and equipment	(18,000)	140,000	(7,000)

Depreciation and amortization of real estate properties	21,000	28,000	31,000

Fair value of stock warrants granted	75,000	65,000	—

Deferred income taxes	62,000	(42,000)	(74,000)

Equity in net income of partnerships	(133,000)	(94,000)	(72,000)

Changes in assets and liabilities, net of effect of acquisition:

Accounts receivable	(3,154,000)	(3,252,000)	854,000

Inventories	(379,000)	(202,000)	(4,548,000)

Prepaid expenses and other assets	122,000	(70,000)	(280,000)

Other assets	(244,000)	17,000	56,000

Accounts payable	1,313,000	(961,000)	(1,123,000)

Accrued expenses	938,000	26,000	(409,000)

Net cash provided by operating activities	11,149,000	9,384,000	5,738,000

Cash flows from investing activities

Acquisition of property, plant and equipment	(5,760,000)	(11,141,000)	(4,260,000)

Purchase of license agreement	—	(144,000)	—

Purchase of assets of Russell Performance	—	—	(3,335,000)

Proceeds from sale of property, plant and equipment	28,000	72,000	34,000

Acquisition of real estate properties	—	(64,000)	(3,000)

Proceeds from sale of real estate properties	—	—	—

Distributions from partnerships	532,000	175,000	70,000

Net cash used in investing activities	(5,200,000)	(11,102,000)	(7,494,000)

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	1999	2000	2001

Cash flows from financing activities

Net proceeds from issuance of common stock	$154,000	$32,000	$—

Dividends paid	—	(207,000)	(203,000)

Payments to acquire treasury stock	(737,000)	(1,844,000)	(8,000)

Proceeds from long-term debt financing	—	4,000	—

Principal payments on long-term debt	(51,000)	(69,000)	(1,921,000)

Net cash used in financing activities	(634,000)	(2,084,000)	(2,132,000)

Net increase (decrease) in cash and cash equivalents	5,315,000	(3,802,000)	(3,888,000)

Cash and cash equivalents, beginning of year	8,370,000	13,685,000	9,883,000

Cash and cash equivalents, end of year	$13,685,000	$9,883,000	$5,995,000

Supplemental disclosure of cash flow information:

Cash paid during the year for:

Interest	$203,000	$195,000	$296,000

Income taxes	$4,275,000	$4,719,000	$3,076,000

Supplemental schedule of non-cash investing and financing activities:

On December 21, 2000, the Company purchased certain assets of Russell Performance Products, Inc., a manufacturer of performance plumbing and brake lines. The purchase was accounted for under the purchase method of accounting. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired (includes goodwill of $1,053,000)	$3,485,000

Acquisition costs	(135,000)

Cash paid	(3,200,000)

Liabilities assumed	$150,000

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

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Policies

     Business

Edelbrock Corporation and its wholly-owned subsidiaries, Edelbrock Foundry Corp. and Edelbrock II, Inc. (collectively “the Company”) are engaged in the design, manufacture, distribution and marketing of performance automotive and motorcycle aftermarket parts.

     Basis of Presentation

The consolidated financial statements include the accounts of Edelbrock Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company also has investments in two real estate partnerships. These investments are accounted for using the equity method of accounting.

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

     Property, Plant, Equipment and Depreciation, Goodwill, and License Agreement

Property, plant and equipment, Goodwill, and License Agreement are stated at cost. Depreciation and amortization are computed, primarily utilizing the straight-line method, over the estimated useful lives of the assets as follows:

Estimated
Useful
Life
(in years)

Buildings and improvements	7-40

Machinery and equipment	3-7

Office equipment	5

Furniture and fixtures	7

Transportation equipment	3-10

Goodwill and License agreement	10

     Long-Lived Assets

Long-lived assets, such as property and equipment, license agreements, and real estate properties, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through June 30, 2001.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Policies (Continued)

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

The Company’s business activities and accounts receivable are with customers in the automotive and motorcycle industries located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses totaling $500,000 at June 30, 2000 and 2001.

     Fair Value

The Company has cash and cash equivalents, receivables, accounts payable, accrued expenses, and short-term borrowings for which the carrying value approximates fair value due to the short-term nature of these instruments.

The fair value of the Company’s long-term debt is estimated based on the market values of financial instruments with similar terms. Management believes that the fair value of the long-term debt approximates its carrying value.

     Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, “Accounting for Stock-based Compensation” (“SFAS 123”). SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

     Goodwill and Intangible Assets

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company is currently assessing the Statement and has not yet made a determination of the impact adoption will have on its consolidated financial statements.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Policies (Continued)

     Basic and Diluted Net Income Per Share Information

Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that options and warrants are included in the calculation of diluted net income per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Below is the calculation of basic and diluted net income per share for each of the past three fiscal years:

	Fiscal Year Ended

	June 30, 1999	June 30, 2000	June 30, 2001

	(In Thousands, Except per Share Data)
Net income	$7,428	$8,048	$4,792

Weighted average shares outstanding — Basic	5,251	5,179	5,077

Employee stock options and warrants	51	6	—

Weighted average shares outstanding — Diluted	5,302	5,185	5,077

Earnings per common share:

Basic	$1.41	$1.55	$0.94

Diluted	$1.40	$1.55	$0.94

The following options and warrants were excluded from the computation of diluted net income per share as a result of the exercise price exceeding the average market price of the common shares.

	Fiscal Year Ended

	June 30, 1999	June 30, 2000	June 30, 2001

Options and warrants to purchase shares of common stock	—	177,815	152,240

Exercise Prices	$—	$13.50-$22.00	$10.56-$22.00

     Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $9,156,000, $10,555,000 and $10,113,000 for fiscal years ended June 30, 1999, 2000, and 2001, respectively.

     Segment Reporting

The Company is centrally managed and operates in one business segment: specialty performance automotive and motorcycle aftermarket parts.

     Reclassifications

Certain prior period amounts have been reclassified for comparison with the 2001 presentation.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Inventories

Inventories consist of the following:

	June 30,

	2000	2001

Raw materials	$8,468,000	$12,232,000

Work in process	1,857,000	1,837,000

Finished goods	6,832,000	8,830,000

	$17,157,000	$22,899,000

Note 3 — Long-Term Debt, Capital Lease Obligation, and Revolving Line of Credit

The Company’s long-term debt consists of the following:

	June 30,

	2000	2001

Mortgage note (a)	$1,921,000	$—

Mortgage note (b)	—	256,000

Mortgage note (c)	—	54,000

Other	148,000	148,000

	2,069,000	458,000

Less current portion	1,921,000	3,000

	$148,000	$455,000

(a)	Mortgage note, collateralized by a trust deed on real estate with a net book value of $3,350,000 at June 30, 2000, paid in full in March 2001.

(b)	Mortgage note, collateralized by a trust deed on real estate with a net book value of $300,000 at June 30, 2001, payable in monthly principal and interest payments at an interest rate of 7.0% due March 2031.

(c)	Mortgage note, collateralized by a second trust deed on real estate with a net book value of $300,000 at June 30, 2001, payable in monthly principal and interest payments at an interest rate of 7.5% due March 2016.

Principal payments are due on long-term debt as follows:

Years ending June 30,	Amount

2002	$3,000

2003	3,000

2004	4,000

2005	4,000

2006	4,000

Thereafter	440,000

$458,000

The Company has one unsecured line of credit agreement with a bank, which provides total loan commitment not to exceed $8,000,000. All line of credit financing is at the bank’s prime rate (6.75% at June 30, 2001). This agreement expires in February 2002. There were no borrowings on the line as of June 30, 2000 and 2001. This obligation contains covenants, among other items, relating to various financial ratios. The Company was in compliance with all such covenants at June 30, 2001.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 3 — Long-Term Debt, Capital Lease Obligation, and Revolving Line of Credit (continued)

The Company’s capital lease obligations are summarized as follows:

	June 30,

	2000	2001

Leases of capital equipment with lease periods expiring at various dates through 2006; Interest at 9.0%	$—	$168,000

Less current installments	—	60,000

	$—	$108,000

Minimum lease payments under capital lease obligations are as follows:

Years ending June 30,	Amount

2002	$60,000

2003	56,000

2004	35,000

2005	31,000

2006	3,000

Thereafter	—

Total minimum lease payments	185,000
Less amount representing interest	17,000

Present value of net minimum lease payments	$168,000

Included in property, plant and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases:

	June 30,

	2000	2001

Assets under capital lease	$—	$214,000

Less accumulated depreciation	—	15,000

	$—	$199,000

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Taxes on Income

The provision for taxes on income consists of the following:

	Year Ended June 30,

	1999	2000	2001

Current
Federal	$3,557,000	$3,884,000	$2,308,000

State	725,000	707,000	556,000

	4,282,000	4,591,000	2,864,000

Deferred
Federal	157,000	(244,000)	(2,000)

State	(95,000)	202,000	(72,000)

	62,000	(42,000)	(74,000)

	$4,344,000	$4,549,000	$2,790,000

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	Year Ended June 30,

	1999	2000	2001

U.S. federal statutory tax rate	35.0%	35.0%	34.0%

State income taxes (net of federal benefits)	6.0	6.0	6.0

State income tax credits	(2.0)	(2.4)	(1.6)

Federal income tax credits	(1.5)	(2.5)	(1.6)

Other	(0.6)	—	0.1

Effective tax rate	36.9%	36.1%	36.8%

The components of deferred taxes at June 30, 2000 and 2001 are as follows:

	2000	2001

Deferred tax assets

State income taxes	$271,000	$199,000

Advertising accrual	196,000	179,000

Uniform capitalization rule	201,000	336,000

Accrued vacation	249,000	263,000

Deferred gains	15,000	15,000

Allowance for doubtful accounts	170,000	170,000

Inventory reserve	68,000	119,000

Other	72,000	73,000

	1,242,000	1,354,000

Deferred tax liabilities:

Depreciation and amortization	1,648,000	1,735,000

Like kind exchange	1,543,000	1,543,000

State tax deferred items	90,000	40,000

	3,281,000	3,318,000

Net deferred tax liability	$2,039,000	$1,964,000

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Taxes on Income (continued)

The classification of the net deferred tax liability between current and non-current is as follows:

	June 30,

	2000	2001

Net current asset	$1,046,000	$1,158,000

Net long-term liability	3,085,000	3,122,000

Net deferred tax liability	$2,039,000	$1,964,000

Note 5 — Commitments and Contingencies

     Royalty and Development Fee Agreements

In February 1996, the Company entered into a Royalty Agreement with RICOR Racing and Development L.P. (“RICOR”) whereby the Company would pay RICOR a percentage of revenue derived from the sale of shock absorbers based on the following:

Aggregate Net Sales Volume	Royalty

Up to $4,000,000	8%

From $4,000,001 to $8,000,000	7%

$8,000,001 and above	6%

On February 19, 1999, the Royalty Agreement was amended where the Company will pay RICOR 6% of all licensed sales (see Note 8). Royalty expense under this agreement amounted to $702,000, $750,000, and $750,000 for fiscal year ended June 30, 1999, 2000, and 2001, respectively. On August 20, 2001, the Company informed RICOR via thirty day written notice that it intended to convert its license with RICOR to a non-exclusive nature.

In June 2000, the Company entered into a Product Development and Distribution Agreement (License Agreement) with JG Engine Dynamics, Inc. (JG) and Automotive Systems Group Inc. (collectively the Licensor) whereby the Company will pay the Licensor 5% of net revenues derived from the sale of internal engine, exhaust, and suspension components for import aftermarket products. In connection with this agreement, the Company paid to the Licensor cash of $144,000 and issued common stock and warrants with a fair value of $81,000 and $617,000, respectively (see Note 8). The Company capitalized the total $842,000 cost of this License Agreement and is amortizing the asset over its estimated useful life of 10 years.

Note 5 — Commitments and Contingencies (continued)

     Retirement Plans

An employee stock ownership plan (“ESOP”) was established July 1, 1979 covering substantially all employees of Edelbrock Corporation who have attained one year of service. The minimum annual contribution is 1% of the total salaries or wages of plan participants and may be supplemented with additional amounts at the discretion of the Board of Directors. During fiscal year 1998, Edelbrock Corporation established a 401(k) defined contribution plan to enhance the existing ESOP for participating employees. During fiscal year 2001, the Company combined all of its retirement plans for Edelbrock Corporation into one all inclusive 401(k) defined contribution plan. At the discretion of the Board of Directors, Edelbrock Corporation can match participant directed contributions and provide discretionary contributions. Edelbrock Corporation currently matches 50% up to 4% of a participant’s contribution to this plan.

Contributions to the Edelbrock Corporation Plan amounted to $595,000 for the year ended June 30, 1999 and $636,000 for the year ended June 30, 2000. For the year ended June 30, 2001, Edelbrock Corporation contributed $577,000 to this 401(k) plan which first funded the match with the remaining balance utilized as a discretionary contribution.

Edelbrock Foundry Corp. maintains a defined contribution profit sharing plan (the “Plan”) covering substantially all employees who have attained one year of service. Contributions to the Plan are at the discretion of the Company’s Board of Directors; however, contributions cannot exceed 15% of the total salaries or wages of the plan participants. During fiscal year 1998, Edelbrock Foundry Corp. established a 401(k) defined contribution plan to enhance the existing plan for participating employees. During fiscal year 2001, Edelbrock Foundry Corp. combined its retirement plans into one all inclusive 401(k) defined contribution plan. At the discretion of the Board of Directors, Edelbrock Foundry Corp. can match participant directed contributions and provide discretionary contributions. Edelbrock Foundry Corp. currently matches 50% up to 4% of a participant's contribution to this plan.

Contributions to the Edelbrock Foundry Corp. Plan amounted to $65,000 for the years ended June 30, 1999 and 2000. For the year ended June 30, 2001, Edelbrock Foundry Corp. contributed $55,000 which first funded the match with the remaining balance utilized as a discretionary contribution.

Federal law limits the maximum annual contribution to the lesser of $35,000 or 25% of the total salaries or wages of a plan participant. The Company had accrued contributions of $649,000 and $605,000 at June 30, 2000 and 2001, respectively.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies (continued)

     Employment Agreements

The Company has an employment agreement with its President and Chief Executive Officer for a term expiring on June 30, 2004. The agreement provides for a base salary of $300,000 per year, with an annual raise and bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company. Upon termination of the officer’s employment during the term of the agreement for any reason other than “cause,” death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to the then current annual base compensation plus an amount equal to the bonus paid the year prior to such termination.

The Company also has similar employment agreements with three other officers, two of which have a term expiring on June 30, 2004 and the third expiring on October 31, 2005. Pursuant to these employment agreements, the officers are entitled to an aggregate base salary of $545,000. Each officer is entitled to an annual bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company.

Note 6 — Major Customers

During the fiscal years ended June 30, 1999, 2000, and 2001, one customer accounted for 14.8%, 14.8%, and 14.5% of revenues, respectively. Another customer accounted for 10.2% of revenues during fiscal year ended June 30, 2000 and 10.5% of revenues during fiscal year ended June 30, 2001.

Note 7 — Dependence on Key Supplier

The Company has entered into an agreement expiring in December 2004 with a key supplier that requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. The Company’s minimum obligation under this agreement aggregates $55,616,000, or $13,904,000 each calendar year. Sales of these carburetors accounted for 40% of the Company’s revenues for the year ended June 30, 2001. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company’s results of operations, since alternative sources for obtaining the types of carburetors marketed by the Company are not readily available. The Company’s inability to source supply with other manufacturers, the Company’s failure to sell carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company’s pricing of carburetors could have a material adverse effect on the Company.

Note 8 — Shareholders' Equity

     Treasury Stock

At June 30, 2000 and 2001, the Company is holding 206,100 and 206,900 shares of its common stock in treasury. The excess of the purchase price over the par value of the common stock has been reflected as a reduction of paid in capital.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Shareholders’ Equity — (Continued)

     1994 Incentive Equity Plan

The Company adopted the Edelbrock Corporation 1994 Incentive Equity Plan (the “Plan”) that authorizes the granting of options to purchase shares of Common Stock, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. The maximum number of shares of Common Stock transferred, plus the number of shares of Common Stock covered by outstanding awards granted under the Plan, shall not, in the aggregate exceed 562,500. The stock options have been granted at the current quoted market price at the date of grant.

     1994 Stock Option Plan For Non-Employee Directors

Additionally, the Company adopted the Edelbrock Corporation 1994 Stock Option Plan for Non-Employee Directors (“Director Plan”), which authorizes the granting of non-qualified stock options to certain non-employee directors of the Company. The maximum number of shares granted under the Director Plan shall not exceed 25,000 shares of Common Stock. Initial grants of options under the Director Plan totaled 14,000. Three grants of 3,500 shares each were made at the initial offering price of $12.50 per share and one grant of 3,500 shares was granted at a price of $12.75 per share. In November 1998, one director resigned and exercised his vested options; the Company then elected a new director and granted 3,500 shares at a price of $16.375 per share. In November 2000, one director resigned and forfeited his vested options. In March 2001, the Company elected a new director and granted 3,500 shares at a price of $10.56 per share.

A summary of changes in common stock options during 1999, 2000, and 2001 are as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Exercise Price

Outstanding at June 30, 1998	360,695	$13.15	$4,743,703

Granted	2,000	15.00	30,000

Exercised	12,323	12.50	154,038

Cancelled	5,573	12.50	69,66

Outstanding at June 30, 1999	344,799	13.20	4,550,003

Granted	0	—	0

Exercised	2,400	13.50	32,400

Cancelled	7,861	15.15	119,128

Outstanding at June 30, 2000	334,538	13.15	4,398,475

Granted	45,157	11.32	511,275

Exercised	0	—	0

Cancelled	42,936	14.55	624,888

Outstanding at June 30, 2001	336,759	12.72	$4,284,862

Options exercisable (vested) at June 30, 2001	297,502	$12.76	$3,795,100

On February 2, 1996, the Company issued warrants to purchase 100,000 shares of common stock at $14.75 per share to RICOR Racing and Development L.P. (“RICOR”). The warrants were granted at the current quoted market price at the date of grant. The warrants originally vested 20% on December 31 of each year for a period of five years with the first 20% vesting on December 31, 1996.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Shareholders’ Equity (continued)

On February 19, 1999, for consideration of Amendment No. 4 to the Licensing Agreement (see Note 5), the Company accelerated the vesting allowing the Warrants to purchase 100,000 shares to become fully exercisable at the date of the amendment. In addition, the Company issued two sets of Warrants to purchase 22,414 and 11,501 shares of common stock at $18.00 and $22.00 per share, respectively, to RICOR. The Warrants were granted at a price higher than the current quoted market price at the date of grant. The first set of warrants vest at 33.3% on December 31 of each year for a period of three years. The second set of warrants vest at 20% on December 31 of each year for a period of 5 years. The Warrants expire on February 18, 2002 and 2006, respectively.

On June 26, 2000, the Company issued 8,000 shares of common stock at $10.125 per share to Automotive Systems Group Inc. and issued warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $11.00 to JG Engine Dynamics, Inc. The warrants vest annually on June 1st of each year through a period of 4 years with the first 25% vesting on June 1, 2001. The exercise term starts June 1, 2001 and expires on May 31, 2010 (see Note 5).

A summary of changes in stock warrants during 1999, 2000, and 2001 are as follows.

		Weighted Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Exercise Price

Outstanding at June 30, 1998	110,500	$14.54	$1,607,125

Granted	37,415	19.08	713,769

Exercised	2,800	12.50	35,000

Cancelled	700	12.50	8,750

Outstanding at June 30, 1999	144,415	15.77	2,277,144

Granted	80,000	11.00	880,000

Exercised	0	—	0

Cancelled	0	—	0

Outstanding at June 30, 2000	224,415	14.07	3,157,144

Granted	3,500	10.56	36,960

Exercised	0	—	0

Cancelled	3,500	12.75	44,625

Outstanding at June 30, 2001	224,415	$14.03	$3,149,479

Warrants exercisable (vested) at June 30, 2001	140,443	$14.87	$2,087,845

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Shareholders’ Equity (concluded)

     Stock — Based Compensation

FASB Statement 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income and income per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 2000, and fiscal 2001: dividend yield of zero percent, risk-free interest rate of 6 percent, expected lives of ten years, and expected volatility of 28%, 64%, and 65%, respectively. Under the accounting provisions of FASB Statement 123, the Company’s net income and income per share for 1999, 2000, and 2001 would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,

	1999	2000	2001

Net income

As reported	$7,428,000	$8,048,000	$4,792,000

Pro forma	$7,203,000	$7,953,000	$4,675,000

Income per share

As reported — Basic	$1.41	$1.55	$0.94

As reported — Diluted	$1.40	$1.55	$0.94

Pro forma — Basic	$1.37	$1.54	$0.92

Pro forma — Diluted	$1.36	$1.53	$0.92

The following table summarizes information about stock options and warrants outstanding at June 30, 2001:

Stock Options:

	Number	Weighted-Average	Exercisable	Number	Weighted-
Range of Exercise	Outstanding	Remaining	Weighted-Average	Exercisable at	Average
Prices	at 6/30/01	Contractual Life	Exercise Price	6/30/01	Exercise Price

$11.00 — $12.50	312,759	4.81	$12.38	280,102	$12.50

$13.50	1,000	4.86	$13.50	1,000	$13.50
$16.00 — $19.50	23,000	7.11	$17.30	16,400	$17.09

$11.00 — $19.50	336,759	4.48	$12.72	297,502	$12.76

No options were granted during the year ended June 30, 2000. The weighted average fair value of options granted during the year ended June 30, 2001 was $5.29.

Warrants:

	Number	Weighted-Average	Exercisable	Number	Weighted-
Range of	Outstanding	Remaining	Weighted-Average	Exercisable at	Average
Exercise Prices	at 6/30/01	Contractual Life	Exercise Price	6/30/01	Exercise Price

$10.56 — $22.00	224,415	6.26	$14.03	140,443	$14.87

The weighted average fair value of warrants granted during the years ended June 30, 2000 and 2001 were $7.72 and $5.20, respectively.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Legal Proceedings

As previously reported, in September 1997, Super Shops Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy code, 11 U.S.C. § § 101-l330 (the “Bankruptcy Code”). At the time of Super Shops’ filing, the Company was one of Super Shops’ largest unsecured creditors and in December 1997, Edelbrock wrote-off approximately $1.9 million of unsecured trade receivables relating to Super Shops. On January 6, 1999, the Company was served with a complaint filed by Super Shops in the United States Bankruptcy Court for the Central District of California wherein Super Shops sought to recover approximately $1.8 million in allegedly preferential payments made by Super Shops to the Company in the ninety days prior to the commencement of Super Shops’ Chapter 11 case. In June 1999, the Company settled this claim with Super Shops. The terms of the settlement, which were accepted by Super Shops, Inc. and approved by the bankruptcy court, included a cash settlement in the amount of $190,000 payable in eight equal monthly installments, and Edelbrock has forgone its claim for potential recovery of its unsecured trade receivable from Super Shops.

EDELBROCK CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Costs and		Balance at
	Beginning of Year	Expenses	Deductions	End of Year

Year ended June 30, 2001
Allowance for doubtful accounts	$500,000	—	—	$500,000

Inventory reserves	$200,000	$150,000	—	$350,000

Year ended June 30, 2000
Allowance for doubtful accounts	$500,000	—	—	$500,000

Inventory reserves	$—	$200,000	—	$200,000
Year ended June 30, 1999
Allowance for doubtful accounts	$500,000	$400,000	$400,000	$500,000

Inventory reserves	$240,000	$217,000	$457,000	$—