Form 10-Q
period 2001-09-25
EDELBROCK CORP
filed 2001-11-09
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2001            Commission File Number 34-24802

EDELBROCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0627520

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 California Street, Torrance, California	90503

(Address of principal executive offices)	(Zip Code)

(310) 781-2222

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

As of November 9, 2001, the Company had 4,985,333 shares of Common Stock outstanding.

EDELBROCK CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 2001
INDEX

Page

Part I FINANCIAL STATEMENTS
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 25, 2001 and June 30, 2001	3
Consolidated Statements of Income for the Three Months Ended September 25, 2001 and 2000	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 25, 2001 and 2000	5
Notes to Condensed Consolidated Interim Financial Statements	6-7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10
Item 3. Quantitative and Qualitative Disclosure about Market Risk	11
Part II OTHER INFORMATION	12

EDELBROCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25,	June 30,
	2001	2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,152,000	$5,995,000
Accounts receivable, net	24,167,000	26,928,000
Inventories	25,405,000	22,899,000
Prepaid expenses and other	2,231,000	1,968,000

Total current assets	54,955,000	57,790,000
Property, plant and equipment, net	40,816,000	40,913,000
Goodwill	1,053,000	1,053,000
License agreement	825,000	825,000
Other	1,332,000	1,337,000

Total assets	$98,981,000	$101,918,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,362,000	$13,981,000
Accrued expenses	3,241,000	4,165,000
Current portion of long-term debt	63,000	63,000

Total current liabilities	14,666,000	18,209,000
Long-term debt	553,000	563,000
Deferred income taxes	3,113,000	3,122,000
Shareholders’ equity	80,649,000	80,024,000

Total liabilities and shareholders’ equity	$98,981,000	$101,918,000

The accompanying condensed notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	September 25,

	2001	2000

Revenues	$25,425,000	$25,682,000
Cost of sales	16,282,000	15,687,000

Gross profit	9,143,000	9,995,000

Operating expenses
Selling, general and administrative	7,254,000	7,114,000
Research and development	813,000	782,000

Total operating expenses	8,067,000	7,896,000

Operating income	1,076,000	2,099,000
Interest expense	9,000	48,000
Interest income	33,000	121,000

Income before taxes on income	1,100,000	2,172,000
Taxes on income	407,000	804,000

Net income	$693,000	$1,368,000

Basic net income per share	$0.14	$0.27

Diluted net income per share	$0.14	$0.27

Basic weighted average number of shares outstanding	5,076,000	5,077,000
Effect of dilutive stock options and warrants	—	—

Diluted weighted average number of shares outstanding	5,076,000	5,077,000

The accompanying condensed notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
Increase (Decrease) in Cash and Cash Equivalents	September 25,

	2001	2000

Operating activities
Net income	$693,000	$1,368,000
Depreciation and amortization	1,517,000	1,525,000
Loss (gain) on sale of equipment	3,000	(2,000)
Net change in operating assets and liabilities	(3,620,000)	(5,654,000)

Net cash used in operating activities	(1,407,000)	(2,763,000)

Investing activities
Capital expenditures	(1,412,000)	(1,042,000)
Issuance of notes receivable	(38,000)	—
Distributions from partnerships	70,000	—
Proceeds from sale of equipment	22,000	2,000

Net cash used in investing activities	(1,358,000)	(1,040,000)

Financing activities
Payments to acquire treasury stock	(68,000)	—
Debt repayments	(10,000)	(18,000)

Net cash used in financing activities	(78,000)	(18,000)

Net decrease in cash and cash equivalents	(2,843,000)	(3,821,000)
Cash and cash equivalents at beginning of period	5,995,000	9,883,000

Cash and cash equivalents at end of period	$3,152,000	$6,062,000

Supplemental disclosure of cash flow information Cash paid during the period for
Interest	$9,000	$48,000

Income taxes	$580,000	$445,000

Supplemental schedule of noncash investing and financing activities:

In July 2001, the Company purchased land adjacent to its aluminum Foundry located in San Jacinto, California. In conjunction with the acquisition, a deposit on the land of $25,000 was reclassed from Prepaid Expenses to Property, Plant and Equipment.

The accompanying condensed notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The consolidated interim financial statements of Edelbrock Corporation (the “Company”) at September 25, 2001 and for the three month period ended September 25, 2001 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2001 balance sheet was derived from the balance sheet included in the Company’s audited consolidated financial statements as included in the Company’s Form 10-K for its fiscal year ended June 30, 2001 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three-month period ended September 25, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

Note 2 — Inventories

Inventories at September 25, 2001 and June 30, 2001 consisted of the following:

	September 25,	June 30,

	(Unaudited)
Raw materials	$12,716,000	$12,232,000
Work in process	1,804,000	1,837,000
Finished goods	10,885,000	8,830,000

	$25,405,000	$22,899,000

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 3 — Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company has elected to early adopt this Standard as of July 1, 2001. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of July 1, 2001, and determined the goodwill and license agreement have indefinite lives and that there were no impairment on these assets. The Company discontinued amortizing these assets on July 1, 2001. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and license agreement of $140,000. Below is the calculation of reported net income and reported basic and diluted net income per share adjusted for the effect of amortization expense for the September 25, 2000 period:

	Three Months Ended September 25,

	2001	2000

Reported net income	$693,000	$1,368,000
Effect of amortization expense of license agreement	—	17,000

Adjusted net income	$693,000	$1,385,000

Basic and diluted income per share:
Reported net income per share	$0.14	$0.27
Effect of amortization expense of license agreement	—	—

Adjusted net income per share	$0.14	$0.27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarter ended September 25, 2001. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

     Overview

The Company was founded in 1938, and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other performance components for most domestic V8 and selected V6 engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and other selected brand motorcycles. Also, through the acquisition of Russell Performance Products, Inc. (“Russell”), the Company offers performance plumbing and brake lines which includes street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use. The Company currently offers over 6,400 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

     Product Mix

The Company manufactures its own products and purchases other products designed to the Company’s specifications from third-party manufacturers for subsequent packaging and distribution to the Company’s customers. Generally, the Company can achieve a higher margin on those products which it manufactures as compared to those purchased from third-party manufacturers. Accordingly, the Company’s results of operations in any given period are affected by the product mix of the Company’s sales during the period.

     Manufacturing Capacity

Due to the completion of its new distribution facility in 1999, which allowed for additional manufacturing space, and with the addition of new machinery and equipment, the Company has sufficient manufacturing capability for producing its specialty performance automotive and motorcycle aftermarket parts. As a result of its increased manufacturing capacity coupled with the recent change in general market conditions, the Company has eliminated its third work shift.

In July 2001, the Company purchased approximately 4 acres of improved land for $552,000. This property is adjacent to its aluminum foundry in San Jacinto, California and will be utilized for future corporate expansion.

     Seasonality

The Company’s sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company’s fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the third and fourth fiscal quarters.

Three Months Ended September 25, 2001, Compared to Three Months Ended September 25, 2000:

     Revenues

Revenues decreased 1.0% to $25.4 million for the three months ended September 25, 2001 from $25.7 million for the same period of 2000. This slight decrease was primarily the result of a decrease of approximately $1.0 million, or 9.9%, in the sale of Edelbrock automotive carburetors; a decrease of approximately $766,000, or 11.8%, in the sale of aluminum intake manifolds; offset by an increase in sales in aluminum cylinder heads of approximately $464,000, or 14.8%, and sales from the recently acquired Russell division which totaled approximately $1.3 million.

     Cost of Sales

Cost of sales increased 3.8% to $16.3 million for the three months ended September 25, 2001 from $15.7 million for the same period of 2000. As a percent of revenues, cost of sales increased to 64.0% for the three months ended September 25, 2001 from 61.1% for the same period of 2000. The increase in cost of sales as a percent of revenues was primarily due to increases in labor rates, workers’ compensation insurance, medical costs, and product sales mix.

     Selling, General and Administrative Expense

Selling, general and administrative expenses increased 2.0% to $7.3 million for the three months ended September 25, 2001 from $7.1 million for the same period of 2000. As a percent of sales, selling, general and administrative expense increased to 28.5% for the three months ended September 25, 2001 from 27.7% for the same period of 2000. The increase in expenses and as a percentage of sales were partly due to increases in energy costs, labor rates, and workers’ compensation insurance, and medical costs. In addition, the increase also resulted from increased advertising and marketing expenditures.

     Research and Development Expense

Research and development (“R & D”) expense increased 4.0% to $813,000 for the three months ended September 25, 2001 from $782,000 for the same period of 2000. As a percent of revenues, R & D expense increased to 3.2% for the three months ended September 25, 2001 from 3.0% for the same period of 2000. The increase in expenses and as a percentage of sales were mainly due to increases in labor rates and other costs associated with new product development.

     Interest Expense

Interest expense decreased 81.3% to $9,000 for the three months ended September 25, 2001 from $48,000 for the same period of 2000. The decrease was primarily due to a decrease in the principal amount of average debt outstanding.

     Interest Income

Interest income decreased 72.7% to $33,000 for the three months ended September 25, 2001 from $121,000 for the same period in 2000. The decrease was primarily due to lower interest rates and a decrease in the balance of invested funds.

     Taxes on Income

The provision for income taxes decreased to $407,000 for the three months ended September 25, 2001 from $804,000 for the 2000 period. The effective tax rate for both the 2001 and 2000 periods was approximately 37%.

     Net Income

The Company’s net income for the three months ended September 25, 2001 decreased 49.3% to $693,000 from $1.4 million for the same period of 2000. This decrease was the result of the items mentioned above.

Liquidity and Capital Resources

The Company’s liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company’s $8.0 million revolving credit facility (“Revolving Credit Facility”) which expires on February 1, 2002. The Company expects to renew this credit facility prior to expiration. Due to seasonal demand for the Company’s products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $1.4 million during the first quarter of fiscal year 2002 mainly for a land purchase and new machinery and equipment and anticipates making additional capital expenditures of approximately $2.5 — $4.0 million for the remainder of fiscal year 2002 primarily for additional capital equipment to increase production capacity and efficiency.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Any statements set forth above which are not historical facts, including statements relating to future economic and climatic conditions, are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, and other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT & SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the prime rate (6.0% as of September 25, 2001) and expires on February 1, 2002. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of September 25, 2001, the Company’s outstanding balance on the Revolving Credit Facility was zero.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment to Mutual Agreement Between Magneti Marelli Powertrain USA, Inc. and Edelbrock Corporation.

(b)	There were no reports on Form 8-K filed during the three months ended September 25, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDELBROCK CORPORATION Registrant

Date: November 9, 2001	ARISTEDES T. FELES
Aristedes T. Feles Vice President of Finance Chief Financial Officer and Director