Form 10-Q
period 2001-12-25
EDELBROCK CORP
filed 2002-02-07
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 25, 2001	Commission File Number 34-24802

EDELBROCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0627520

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2700 California Street, Torrance, California	90503

(Address of principal executive offices)	(Zip Code)

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

Yes [X]     No [    ]

As of February 7, 2002, the Company had 4,958,533 shares of Common Stock outstanding.

EDELBROCK CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 25, 2001
INDEX

			Page
Part I	FINANCIAL STATEMENTS
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of December 25, 2001 and June 30, 2001	3
		Consolidated Statements of Income for the Three Months and Six Months Ended December 25, 2001 and 2000	4
		Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 25, 2001 and 2000	5
		Notes to Consolidated Interim Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-11
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12
Part II	OTHER INFORMATION		13-15

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 25,	June 30,
	2001	2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$5,995,000
Accounts receivable, net	29,678,000	26,928,000
Inventories	24,224,000	22,899,000
Prepaid expenses and other	2,419,000	1,968,000

Total current assets	56,321,000	57,790,000
Property, plant and equipment, net	39,779,000	40,913,000
Goodwill	1,172,000	1,172,000
License agreement	758,000	758,000
Other	1,379,000	1,285,000

Total assets	$99,409,000	$101,918,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,305,000	$13,981,000
Accrued expenses	3,970,000	4,165,000
Line of credit	1,570,000	—
Current portion of long-term debt	61,000	63,000

Total current liabilities	14,906,000	18,209,000
Long-term debt	579,000	563,000
Deferred income taxes	3,097,000	3,122,000
Shareholders’ equity	80,827,000	80,024,000

Total liabilities and shareholders’ equity	$99,409,000	$101,918,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	December 25,		December 25,

	2001	2000	2001	2000

Revenues	$30,642,000	$27,687,000	$56,067,000	$53,369,000
Cost of sales	19,716,000	17,452,000	35,998,000	33,139,000

Gross profit	10,926,000	10,235,000	20,069,000	20,230,000

Operating expenses
Selling, general and administrative	8,021,000	7,496,000	15,275,000	14,610,000
Research and development	852,000	802,000	1,665,000	1,584,000

Total operating expenses	8,873,000	8,298,000	16,940,000	16,194,000

Operating income	2,053,000	1,937,000	3,129,000	4,036,000
Interest expense	11,000	47,000	20,000	95,000
Interest income	3,000	89,000	36,000	210,000

Income before taxes on income	2,045,000	1,979,000	3,145,000	4,151,000
Taxes on income	757,000	732,000	1,164,000	1,536,000

Net income	$1,288,000	$1,247,000	$1,981,000	$2,615,000

Basic net income per share	$0.26	$0.25	$0.39	$0.52

Diluted net income per share	$0.26	$0.25	$0.39	$0.52

Basic weighted average number of shares outstanding	4,992,000	5,077,000	5,033,000	5,077,000

Diluted weighted average number of shares outstanding	4,992,000	5,077,000	5,033,000	5,077,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	December 25,

	2001	2000

Increase (Decrease) in Cash and Cash Equivalents
Operating activities
Net income	$1,981,000	$2,615,000
Depreciation and amortization	3,079,000	3,099,000
Net change in operating assets and liabilities	(9,612,000)	(13,167,000)

Net cash used in operating activities	(4,552,000)	(7,453,000)

Investing activities
Capital expenditures	(1,962,000)	(1,805,000)
Purchase of certain assets of Russell Performance Products, Inc., including acquisition costs of $135,000	—	(3,335,000)
Other	113,000	19,000

Net cash used in investing activities	(1,849,000)	(5,121,000)

Financing activities
Payments to acquire treasury stock	(1,078,000)	—
Dividends paid on common stock	(100,000)	(105,000)
Borrowings under line of credit	1,570,000	3,200,000
Net borrowings (repayments) of debt	14,000	(37,000)

Net cash provided by financing activities	406,000	3,058,000

Net decrease in cash and cash equivalents	(5,995,000)	(9,516,000)
Cash and cash equivalents at beginning of period	5,995,000	9,883,000

Cash and cash equivalents at end of period	$—	$367,000

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$20,000	$95,000

Income taxes	$1,464,000	$1,985,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The consolidated interim financial statements of Edelbrock Corporation (the “Company”) at December 25, 2001 and for the three and six month periods ended December 25, 2001, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2001 balance sheet was derived from the balance sheet included in the Company’s audited consolidated financial statements as included in the Company’s Form 10-K for its fiscal year ended June 30, 2001 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and six month periods ended December 25, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

The pro forma results of operations related to the Russell Performance acquisition would approximate actual results for the three and six months ended December 25, 2000.

The presentation of certain June 30, 2001 information has been reclassified to conform with the current period presentation.

Note 2 — Inventories

Inventories at December 25, 2001 and June 30, 2001 consisted of the following:

	December 25,	June 30,

	(Unaudited)
Raw materials	$12,685,000	$12,232,000
Work in process	1,774,000	1,837,000
Finished goods	9,765,000	8,830,000

	$24,224,000	$22,899,000

Note 3 — Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company has elected to early adopt this Standard as of July 1, 2001. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of July 1, 2001, and determined the goodwill and license agreement have indefinite lives and that there were no impairment on these assets. The Company discontinued amortizing these assets on July 1, 2001. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and license agreement of $140,000. Below are the calculations of reported net income and reported basic and diluted net income per share adjusted for the effect of amortization expense for the December 25, 2000 periods:

	Six Months Ended December 25,

	2001	2000

Reported net income	$1,981,000	$2,615,000
Effect of amortization expense of license agreement	—	42,000

Adjusted net income	$1,981,000	$2,657,000

Basic and diluted income per share:
Reported net income per share	$0.39	$0.52
Effect of amortization expense of license agreement	—	—

Adjusted net income per share	$0.39	$0.52

	Three Months Ended December 25,

	2001	2000

Reported net income	$1,288,000	$1,247,000
Effect of amortization expense of license agreement	—	21,000

Adjusted net income	$1,288,000	$1,268,000

Basic and diluted income per share:
Reported net income per share	$0.26	$0.25
Effect of amortization expense of license agreement	—	—

Adjusted net income per share	$0.26	$0.25

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and six months ended December 25, 2001. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

     Overview

The Company was founded in 1938, and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, nitrous systems, shock absorbers and other performance components for most domestic V8 and selected V6 engines. In addition, the Company offers performance aftermarket manifolds, camshafts, nitrous systems, cylinder heads, air cleaners, and carburetors for Harley-Davidson and other selected brand motorcycles. Also, through the acquisition of Russell Performance Products, Inc. (“Russell”), the Company offers performance plumbing and brake lines which includes street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use. The Company currently offers over 6,600 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

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

     Manufacturing Capacity

Due to the completion of its distribution facility in 1999, which allowed for additional manufacturing space, and with the addition of new machinery and equipment, the Company has sufficient manufacturing capability for producing its specialty performance automotive and motorcycle aftermarket parts. As a result of its increased manufacturing capacity coupled with the recent changes in general market conditions, the Company has eliminated its third work shift.

In July 2001, the Company purchased approximately 4 acres of improved land for $552,000. This property is adjacent to its aluminum foundry in San Jacinto, California and will be utilized for future corporate expansion.

     Seasonality

The Company’s sales are subject to seasonal variations. Customer orders and sales are greatest in the fourth quarter of the Company’s fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in the fourth fiscal quarter.

Three Months Ended December 25, 2001 Compared to Three Months Ended December 25, 2000:

     Revenues

Revenues increased 10.7% to $30.6 million for the three months ended December 25, 2001 from $27.7 million for the same period of 2000. This increase was primarily the result of sales from the recently acquired Russell division which totaled approximately $1.3 million. In addition, the increase in revenues can be attributed to an increase of $929,000, or 8.2%, in the sale of Edelbrock automotive carburetors, an increase of $268,000, or 8.7% in the sale of aluminum automotive cylinder heads, and an increase of $170,000, or 32.6%, in the sale of exhaust systems.

     Cost of Sales

Cost of sales increased 13.0% to $19.7 million for the three months ended December 25, 2001 from $17.5 million for the same period of 2000. As a percent of revenues, cost of sales increased to 64.3% for the three months ended December 25, 2001 from 63.0% for the same period of 2000. This increase as a percentage of revenues was primarily due to increases in raw material costs, labor rates, and medical costs and a change in sales mix toward items for which the Company achieves lower margins.

     Selling, General and Administrative Expense

Selling, general and administrative expenses increased 7.0% to $8.0 million for the three months ended December 25, 2001 from $7.5 million for the same period of 2000. As a percent of revenues, selling, general and administrative expense decreased to 26.2% for the three months ended December 25, 2001 from 27.1% for the same period of 2000. The increase in expenses were partly due to increases in labor rates, medical costs, advertising expenditures, and increased sales commissions associated with increased sales.

     Research and Development Expense

Research and development expense increased 6.2% to $852,000 for the three months ended December 25, 2001 from $802,000 for the same period of 2000. As a percent of revenues, research and development expense decreased to 2.8% for the three months ended December 25, 2001 from 2.9% for the same period of 2000.

     Interest Expense

Interest expense decreased 76.6% to $11,000 for the three months ended December 25, 2001 from $47,000 for the same period of 2000. The decrease was primarily due to a decrease in the principal amount of average debt outstanding and lower interest rates.

     Interest Income

Interest income decreased 96.6% to $3,000 for the three months ended December 25, 2001 from $89,000 for the same period in 2000. The decrease was primarily due to a decrease in the balance of invested cash.

     Taxes on Income

The provision for income taxes increased to $757,000 for the three months ended December 25, 2001 from $732,000 for the 2000 period. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the three months ended December 25, 2001 increased 3.3% to $1.3 million from $1.2 million for the same period of 2000. This increase was primarily the result of the items mentioned above.

Six Months Ended December 25, 2001 Compared to Six Months Ended December 25, 2000

     Revenues

Revenues increased 5.1% to $56.1 million for the six months ended December 25, 2001 from $53.4 million for the same period of 2000. This increase was primarily the result of sales from the recently acquired Russell division which totaled approximately $2.6 million. In addition, the increase in revenues can be attributed to an increase of $732,000, or 11.8%, in the sale of aluminum automotive cylinder heads, and an increase of $182,000, or 15.6%, in the sale of exhaust systems.

     Cost of Sales

Cost of sales increased 8.6% to $36.0 million for the six months ended December 25, 2001 from $33.1 million for the same period of 2000. As a percent of revenues, cost of sales increased to 64.2% for the six months ended December 25, 2001 from 62.1% for the same period of 2000. This increase in cost of sales was primarily due to increases in raw material and energy costs, increased labor rates, workers’ compensation insurance, medical costs, and depreciation and a change in sales mix toward items for which the Company achieves lower margins.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 4.6% to $15.3 million for the six months ended December 25, 2001 from $14.6 million for the same period of 2000. As a percent of revenues, selling, general and administrative expense decreased to 27.2% for the six months ended December 25, 2001 from 27.4% for the same period of 2000. The increase in expenses were partly due to increases in labor rates, medical costs, advertising expenditures, and increased sales commissions associated with increased sales.

     Research and Development Expense

Research and development expense increased 5.1% to $1.7 million for the six months ended December 25, 2001 from $1.6 million for the same period of 2000. As a percent of revenues, research and development expense remained unchanged at 3.0% for the six months ended December 25, 2001 and for the same period of 2000.

     Interest Expense

Interest expense decreased 78.9% to $20,000 for the six months ended December 25, 2001 from $95,000 for the same period of 2000. The decrease was primarily due to a decrease in the principal amount of average debt outstanding and lower interest rates.

     Interest Income

Interest income decreased 82.9% to $36,000 for the six months ended December 25, 2001 from $210,000 for the same period in 2000. This decrease was primarily due to a decrease in the balance of invested cash.

     Taxes on Income

The provision for income taxes decreased to $1.2 million for the six months ended December 25, 2001 from $1.5 million for the 2000 period. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the six months ended December 25, 2001 decreased 24.2% to $2.0 million from $2.6 million for the same period of 2000. This decrease was primarily the result of the items mentioned above.

Liquidity and Capital Resources

The Company’s liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company’s $8.0 million revolving credit facility (“Revolving Credit Facility”) which expires on February 1, 2003. Due to seasonal demand for the Company’s products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $2.0 million during the first two quarters of fiscal year 2002 mainly for a land purchase and new machinery and equipment and anticipates making additional capital expenditures of approximately $2.0 - $3.0 million for the remainder of fiscal year 2002 primarily for additional capital equipment to increase production capacity and efficiency.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT & SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the bank’s prime rate (4.75% as of December 25, 2001). It expires on February 1, 2003. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of December 25, 2001, the Company’s outstanding balance on the Revolving Credit Facility was $1,570,000.

     Sensitivity Analysis

To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company maintained $1.57 million balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $6,215. If the prime rate rose 100 basis points, the monthly interest payment would equal $7,523. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

PART II — OTHER INFORMATION

Item 1.	Changes in Securities

     Not applicable.

Item 2.	Defaults upon Senior Securities

     Not applicable.

Item 3.	Submission of Matters to a Vote of Security Holders

On November 27, 2001 the Company held its Annual Meeting of Shareholders in Torrance, California. At that meeting, the shareholders elected all eight directors nominated by the Board of Directors. The number of votes cast for or against for each director were as follows:

	Number of Votes Cast

	For	Against	Unvoted

O. Victor Edelbrock	4,258,180	273,912	544,147
Jeffrey L. Thompson	4,259,776	272,316	544,147
Aristedes T. Feles	4,259,776	272,316	544,147
Cathleen Edelbrock-Ford	4,261,626	270,466	544,147
Timothy D. Pettit	4,519,064	13,028	544,147
Jerry Herbst	4,519,064	13,028	544,147
Alexander Michalowski	4,518,964	13,128	544,147
Richard M. Wilbur	4,518,064	14,028	544,147

In addition, the shareholders approved by a vote of 4,525,094 for, 3,198 abstained, 544,147 unvoted, and 3,800 against, the ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending June 30, 2002.

Item 4.	Other Information

     Not applicable.

Item 5.	Exhibits and Reports on Form 8-K

     Exhibits

10.1	Amendment to Business Loan Agreement between Edelbrock Corporation and Bank of America, NT and SA

     Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended December 25, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDELBROCK CORPORATION Registrant

Date: February 7, 2002	ARISTEDES T. FELES

Aristedes T. Feles Vice President Finance, Chief Financial Officer and Director