Form 10-Q
period 2002-03-25
EDELBROCK CORP
filed 2002-05-08
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 25, 2002	Commission File Number 34-24802

EDELBROCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0627520

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 California Street, Torrance, California	90503

(Address of principal executive offices)	(Zip Code)

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

Yes [X]          No [   ]

As of May 8, 2002, the Company had 4,954,333 shares of Common Stock outstanding.

EDELBROCK CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 25, 2002
INDEX

			Page

Part I	FINANCIAL STATEMENTS
	Item 1.	Interim Financial Statements
		Condensed Consolidated Balance Sheets as of March 25, 2002 and June 30, 2001	3
		Consolidated Statements of Income for the Three Months and Nine Months Ended March 25, 2002 and 2001	4
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 25, 2002 and 2001	5
		Notes to Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13
Part II	OTHER INFORMATION		14

EDELBROCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 25,	June 30,
	2002	2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	—	$5,995,000
Accounts receivable, net	32,564,000	26,928,000
Inventories	24,646,000	22,899,000
Prepaid expenses and other	2,407,000	1,968,000

Total current assets	59,617,000	57,790,000

Property, plant and equipment, net	39,042,000	40,913,000
Goodwill	1,172,000	1,172,000
License agreement	758,000	758,000
Other	1,345,000	1,285,000

Total assets	$101,934,000	$101,918,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,185,000	$13,981,000
Accrued expenses	3,650,000	4,165,000
Line of Credit	525,000	—
Current portion of long-term debt	62,000	63,000

Total current liabilities	16,422,000	18,209,000

Long-term debt	542,000	563,000
Deferred income taxes	3,064,000	3,122,000

Shareholders’ equity	81,906,000	80,024,000

Total liabilities and shareholders’ equity	$101,934,000	$101,918,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	March 25,		March 25,

	2002	2001	2002	2001

Revenues	$28,194,000	$25,968,000	$84,261,000	$79,337,000
Cost of sales	17,783,000	16,955,000	53,781,000	50,094,000

Gross profit	10,411,000	9,013,000	30,480,000	29,243,000

Operating expenses
Selling, general and administrative	7,674,000	7,959,000	22,949,000	22,569,000
Research and development	912,000	867,000	2,577,000	2,451,000

Total operating expenses	8,586,000	8,826,000	25,526,000	25,020,000

Operating income	1,825,000	187,000	4,954,000	4,223,000
Interest expense	31,000	111,000	51,000	206,000
Interest income	2,000	9,000	38,000	219,000

Income before taxes on income	1,796,000	85,000	4,941,000	4,236,000
Taxes on income	664,000	31,000	1,828,000	1,567,000

Net income	$1,132,000	$54,000	$3,113,000	$2,669,000

Basic net income per share	$0.23	$0.01	$0.62	$0.53

Diluted net income per share	$0.23	$0.01	$0.62	$0.53

Basic weighted average number of shares outstanding	4,954,000	5,077,000	5,007,000	5,077,000
Effect of diluted stock options and warrants	—	—	—	—

Diluted weighted average number of shares outstanding	4,954,000	5,077,000	5,007,000	5,077,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
Increase (Decrease) in Cash and Cash Equivalents	March 25,

	2002	2001

Operating activities
Net income	$3,113,000	$2,669,000
Depreciation and amortization	4,668,000	4,706,000
Gain on sale of property, plant, and equipment	(24,000)	(8,000)
Net change in operating assets and liabilities	(10,380,000)	(12,535,000)

Net cash used in operating activities	(2,623,000)	(5,168,000)

Investing activities
Capital expenditures	(2,814,000)	(3,016,000)
Purchase of certain assets of Russell Performance Products, Inc., including acquisition costs of $135,000	—	(3,335,000)
Other	170,000	75,000

Net cash used in investing activities	(2,644,000)	(6,276,000)

Financing activities
Payments to acquire treasury stock	(1,131,000)	—
Dividends paid on common stock	(100,000)	(105,000)
Borrowings under line of credit	525,000	4,100,000
Debt repayments and principal payments under capital lease obligation	(22,000)	(1,921,000)

Net cash (used in) provided by financing activities	(728,000)	2,074,000

Net decrease in cash and cash equivalents	(5,995,000)	(9,370,000)
Cash and cash equivalents at beginning of period	5,995,000	9,883,000

Cash and cash equivalents at end of period	$—	$513,000

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$51,000	$206,000

Income taxes	$2,540,000	$2,850,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The consolidated interim financial statements of Edelbrock Corporation (the “Company” or “Edelbrock”) at March 25, 2002 and for the three and nine month periods ended March 25, 2002, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2001 balance sheet was derived from the balance sheet included in the Company’s audited consolidated financial statements as included in the Company’s Form 10-K for its fiscal year ended June 30, 2001 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for a complete presentation, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and nine month periods ended March 25, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

The presentation of certain March 25, 2001 information has been reclassified to conform with the current period presentation.

Note 2 — Inventories

Inventories at March 25, 2002 and June 30, 2001 consisted of the following:

	March 25,	June 30,

	(Unaudited)
Raw materials	$13,495,000	$12,232,000
Work in process	1,833,000	1,837,000
Finished goods	9,318,000	8,830,000

	$24,646,000	$22,899,000

Note 3 – Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company has elected to early adopt this Standard as of July 1, 2001. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of July 1, 2001, and determined the goodwill and license agreement have indefinite lives and that there were no impairment on these assets. The Company discontinued amortizing these assets on July 1, 2001. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and license agreement of $140,000. Below are the calculations of reported net income and reported basic and diluted net income per share adjusted for the effect of amortization expense for the March 25, 2001 periods:

	Nine Months Ended March 25,

	2002	2001

Reported net income	$3,113,000	$2,669,000
Effect of amortization expense of license agreement	—	63,000
Effect of amortization expense of goodwill	—	27,000

Adjusted net income	$3,113,000	$2,759,000

Basic and diluted income per share:
Reported net income per share	$0.62	$0.53
Effect of amortization expense of license agreement	—	0.01
Effect of amortization expense of goodwill	—	—

Adjusted net income per share	$0.62	$0.54

	Three Months Ended March 25,

	2002	2001

Reported net income	$1,132,000	$54,000
Effect of amortization expense of license agreement	—	21,000
Effect of amortization expense of goodwill	—	27,000

Adjusted net income	$1,132,000	$102,000

Basic and diluted income per share:
Reported net income per share	$0.23	$0.01
Effect of amortization expense of license agreement	—	—
Effect of amortization expense of goodwill	—	0.01

Adjusted net income per share	$0.23	$0.02

Note 4 – Recent Accounting Pronouncement

The FASB recently issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. SFAS 144 is effective for the Company’s fiscal year beginning on July 1, 2002. Management has not determined the impact on the Company’s financial statements of adopting SFAS 144.

Note 5 — Subsequent Event

On May 7, 2002, the Company announced a 10 percent stock dividend payable to shareholders of record as of May 28, 2002. The payable date for this dividend has been set for June 7, 2002 and is in lieu of the Company’s previous semi-annual cash dividend.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended March 25, 2002. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

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

Three Months Ended March 25, 2002, Compared to Three Months Ended March 25, 2001

     Revenues

Revenues increased 8.6% to $28.2 million for the three months ended March 25, 2002 from $26.0 million for the same period of 2001. This increase was primarily the result of an increase of approximately $173,000, or 1.6%, in the sale of Edelbrock automotive carburetors; an increase of approximately $981,000, or 37.9%, in the sale of aluminum automotive cylinder heads; an increase of approximately $139,000, or 2.2%, in the sale of aluminum automotive intake manifolds; an increase of $134,000, or 21.7%, in the sale of exhaust systems; and an increase of approximately $146,000, or 24.1%, in the sale of shock absorbers.

     Cost of Sales

Cost of sales increased 4.9% to $17.8 million for the three months ended March 25, 2002 from $17.0 million for the same period of 2001. As a percent of revenues, cost of sales decreased to 63.1% for the three months ended March 25, 2002 from 65.3% for the same period of 2001. The decrease in the cost of sales percentage was partially due to an increase in sales prices which went effective January 1, 2002. In addition, the decrease in percentage of sales can be attributed to higher revenues spread over relatively consistent fixed costs.

     Selling, General and Administrative Expense

Selling, general and administrative expense decreased 3.6% to $7.7 million for the three months ended March 25, 2002 from $8.0 million for the same period of 2001. As a percent of revenues, selling, general and administrative expense decreased to 27.2% for the three months ended March 25, 2002 from 30.6% for the same period of 2001. The overall decrease was primarily due to decreased operating expenses associated with the integration of its Russell division, decreased utility expenses, and decreased royalty expense due to the modification in its license agreement with RICOR Racing and Development, L.P.. The decrease as a percentage of sales was mainly attributed to lower costs spread over increased revenues.

     Research and Development Expense

Research and development (“R & D”) expense increased 5.2% to $912,000 for the three months ended March 25, 2002 from $867,000 for the same period of 2001. As a percent of revenues, R & D expense decreased to 3.2% for the three months ended March 25, 2002 from 3.3% for the same period of 2001.

     Interest Expense

Interest expense decreased 72.1% to $31,000 for the three months ended March 25, 2002 from $111,000 for the same period of 2001. The decrease was due to a decrease in the principal amount of average debt outstanding and lower interest rates.

     Interest Income

Interest income decreased to $2,000 for the three months ended March 25, 2002 compared to $9,000 in the same period for 2001. The decrease was primarily due to a decrease in the balance of invested cash.

     Taxes on Income

The provision for income taxes was $664,000 for the three months ended March 25, 2002 and $31,000 for the same period of 2001. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the three months ended March 25, 2002 increased to $1,132,000 from $54,000 for the same period of 2001. The increase in net income was primarily the result of the items mentioned above.

Nine Months Ended March 25, 2002, Compared to Nine Months Ended March 25, 2001

     Revenues

Revenues increased 6.2% to $84.3 million for the nine months ended March 25, 2002 from $79.3 million for the same period of 2001. This increase was primarily the result of an increase of $90,000, or 0.3%, in the sale of Edelbrock automotive carburetors; an increase of approximately $1.7 million, or 19.5%, in the sale of aluminum automotive cylinder heads; an increase of $316,000, or 17.7%, in the sale of exhaust systems; an increase of $2.6 million, or 182.8%, in the sale of Russell Performance products; and an increase of $315,000, or 85.7%, in the sale of Nitrous Oxide products.

     Cost of Sales

Cost of sales increased 7.4% to $53.8 million for the nine months ended March 25, 2002 from $50.1 million for the same period of 2001. As a percent of revenues, cost of sales increased to 63.8% for the nine months ended March 25, 2002 from 63.1% for the same period of 2001. The slight increase in the cost of sales percentage was partially due to an increase in labor rates and purchasing costs which were partially offset by product sales price increases which went into effect January 1, 2002.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 1.7% to $23.0 million for the nine months ended March 25, 2002 from $22.6 million for the same period of 2001. As a percent of revenues, selling, general and administrative expense decreased to 27.2% for the nine months ended March 25, 2002 from 28.4% for the same period of 2001. The increase in expenses was partly due to increases in labor rates, medical costs, and increased sales commissions associated with increased sales offset by decreased utility expenses and decreased royalty expenses due to the modification of its royalty license agreement with RICOR Racing and Development, L.P.. The decrease as a percentage of sales was mainly attributed to relatively consistent costs spread over increased revenues.

     Research and Development Expense

Research and development (“R & D”) expense increased 5.1% to $2.6 million for the nine months ended March 25, 2002 from $2.5 million for the same period of 2001. As a percent of revenues, R & D expense remained relatively unchanged at 3.1% for the nine months ended March 25, 2002 and 2001.

     Interest Expense

Interest expense decreased 75.2% to $51,000 for the nine months ended March 25, 2002 from $206,000 for the same period of 2001. The decrease was due to a decrease in the principal amount of average debt outstanding and lower interest rates.

     Interest Income

Interest income decreased 82.6% to $38,000 for the nine months ended March 25, 2002 from $219,000 for the same period in 2001. The decrease was primarily due to a decrease in the balance of invested cash.

     Taxes on Income

The provision for income taxes increased to $1.8 million for the nine months ended March 25, 2002 from $1.6 million for the 2001 period. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the nine months ended March 25, 2002 increased 16.6% to $3.1 million from $2.7 million for the same period of 2001. This increase in net income for the current year was primarily the result of the items mentioned above.

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

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $2.8 million during the three quarters of fiscal year 2002. The Company anticipates making additional capital expenditures of approximately $1.0 - $1.5 million for the remainder of the fiscal year 2002 primarily for additional capital equipment to increase production and internal warehouse expansion to increase storage and shipping capacity.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT & SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the bank’s prime rate (4.75% as of March 25, 2002). It expires on February 1, 2003. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of March 25, 2002, the Company’s outstanding balance on the Revolving Credit Facility was $525,000.

     Sensitivity Analysis

To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company maintained a $525,000 balance outstanding under the Revolving Line of Credit. The monthly interest payment, if the rate stayed constant, would be $2,078. If the prime rate rose 100 basis points, the monthly interest payment would equal $2,516. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

PART II — OTHER INFORMATION

Item 1. Changes in Securities

     Not applicable.

Item 2. Defaults upon Senior Securities

     Not applicable.

Item 3. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4. Other Information

     Not applicable.

Item 5. Exhibits and Reports on Form 8-K

     Exhibits

     None.

     Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended March 25, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDELBROCK CORPORATION

Registrant

Date: May 8, 2002	ARISTEDES T. FELES

Aristedes T. Feles Vice President Finance, Chief Financial Officer and Director