Form 10-K
period 2002-06-30
EDELBROCK CORP
filed 2002-09-26
CIK 929037

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____to____

Commission file number 0-24802

EDELBROCK CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0627520 (I.R.S. Employer Identification No.)

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

Yes [X]          No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part II of this Form 10-K or any amendments to this Form 10-K. [   ]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of September 20, 2002 was approximately $21,102,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Stock Market for that date). For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to beneficially own more than 5% of the registrant’s Common Stock have been deemed affiliates.

On September 20, 2002, 5,451,915 shares of the Registrant’s Common Stock, $.01 par value, were outstanding of which 1,935,974 were held by non-affiliates.

DOCUMENT INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders.

ANNUAL REPORT ON FORM 10-K

Part I

Item 1. Business

General

     Edelbrock Corporation (the “Company”) is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, distributes and markets a wide range of high quality performance products, including intake manifolds, carburetors, cylinder heads, camshafts, exhaust systems, and other components designed for most domestic V8 and selected V6 engines and sport compact 4 cylinder engines. The Company also manufactures shock absorbers utilizing the RICOR patented “Inertia Active System” that offers both a comfortable ride and superior handling. In addition to the above, the Company’s product line includes motorcycle brake rotors and plumbing type products such as fuel filters, fuel lines, and brake lines for both automotive and motorcycle applications. These products are designed to enhance street, off-road, recreational and competition vehicle performance through increased horsepower, torque and or drivability. The Company also designs and markets products to enhance engine and vehicle appearance, such as chrome and polished aluminum air cleaners, valve covers and breathers. In 1994, the Company introduced performance aluminum cylinder heads and intake manifolds for the Harley-Davidson Evolution engine. In 1995, the Company acquired substantially all of the assets of QwikSilver II, Inc. of Apple Valley, California, a manufacturer of aftermarket Harley-Davidson and other motorcycle carburetors and air cleaners.

     In 1998, the Company entered the performance shock absorber market for a range of all aftermarket applications with certain restrictions utilizing RICOR Racing and Development, L.P.’s (“RICOR”) patented “inertia active system.” In connection therewith, the Company entered into a licensing and royalty agreement with RICOR and issued warrants to purchase common stock of the Company. In September 2001, the Company converted its license agreement with RICOR from exclusive to non-exclusive. With this conversion, the Company no longer pays RICOR a minimum royalty of $62,500 a month but instead pays 6% of net sales for those products that utilize the RICOR patent.

     In November 1999, the Company paid its first cash dividend since going public in October 1994. The amount of the cash dividend was $105,000. The Company also paid cash dividends of $102,000, $105,000, $98,000, and $101,000 in June 2000, November 2000, June 2001, and November 2001, respectively. In June 2002, the Company paid a 10% stock dividend in lieu of a cash dividend.

     In June 2000, the Company entered into a Product Development and Distribution Agreement with JG Engine Dynamics, Inc. (“JG”) and Automotive Systems Group Inc. (collectively, the “Licensor”) whereby the Company pays the Licensor a percentage of net revenues derived from the sale of internal engine, exhaust, and suspension components for sub-compact aftermarket products under the “JG/Edelbrock” name. The Company paid to the Licensor cash of $144,000 and issued 8,000 shares of common stock and issued warrants to purchase 80,000 shares of the Company’s common stock. In addition, the Licensor has the right to purchase Licensed Products developed by the Company.

     In late December 2000, the Company purchased certain assets of Russell Performance Products, Inc. (“Russell”), a leading manufacturer of performance plumbing and brake lines located in Daytona Beach, Florida. In May 2001, the Company moved the Russell operations to Torrance, California. Russell’s current product offering of over 3,800 parts includes street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use.

     In January 2002, the Company had its first broad product line price increase to its customers in approximately seven years. The price increase ranged from 0%-5% which resulted in an effective price increase of approximately 3.5% overall.

     The Company’s business strategy is to capitalize on recognition of the Edelbrock brand name and strong distribution network to expand its leading position in the specialty performance automotive and motorcycle aftermarket parts market. The Company plans to achieve its business objective by pursuing the following business strategies:

•	Broaden application of core products

•	Expand market share in compatible product lines

•	Expand presence in chain stores

•	Introduce new products

•	Expand production capacity

•	Reduce manufacturing costs through vertical integration and automation

•	Acquire other companies whose products will complement the Company’s existing product offering and make use of its management and infrastructure

History

     The Company was founded in 1938 in Los Angeles by O. Victor Edelbrock, Sr. Mr. Edelbrock utilized his experience as a mechanic and a winning car racer to design and produce manifolds and cylinder heads. Upon his father’s death in 1962, O. Victor Edelbrock, Jr., also a racing enthusiast who began designing manifolds in the 1960’s, assumed his father’s position as President and Chief Executive Officer of the Company. In 1967, the Company moved its operations to El Segundo, California. The Company continued designing and marketing new generations of manifolds throughout the 1960’s and 1970’s. In the 1980’s, the Company expanded its product line to include camshaft kits, valvetrain parts, exhaust systems and other performance components, thus developing the “Total Power Package” line. In 1987, the Company moved to its present location in Torrance, California and in 1990 built its own sand-cast aluminum foundry in San Jacinto, California. In the 1990’s, the Company continued to expand its product lines to include carburetors, aluminum cylinder heads, aluminum water pumps, fuel-injected manifolds and aftermarket performance parts for Harley-Davidson motorcycles. In 1995, the Company completed the construction of a 37,000 square foot building in Torrance, California to house its exhaust products division and a 15,000 square foot facility to expand the Company’s Foundry warehouse space in San Jacinto, California. In late 1997, the Company completed construction of a 45,000 square foot facility adjacent to its existing exhaust facility, which is being utilized primarily for the manufacture of shock absorbers, as well as to accommodate its Russell Performance (“Russell”) division which was relocated from Daytona Beach, Florida in May 2001. In May 1998, the Company began producing a new line of performance aftermarket shock absorbers utilizing the patented RICOR inertia active system. In June 2000, the Company acquired the exclusive rights to manufacture and sell internal engine, exhaust, and suspension components to the import aftermarket under the “JG/Edelbrock” name. In December 2000, the Company purchased certain assets of the aforementioned Russell Performance Products, Inc., a manufacturer of performance plumbing and brake lines.

     In July 1997, the Company completed construction of two facilities on Company-owned property at its Foundry location in San Jacinto, California. A 12,000 square foot facility is being utilized for additional Foundry warehouse space and a 15,000 square foot facility houses the Company’s motorcycle carburetor parts division, which was relocated from Apple Valley, California.

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

Research and Development

     The Company seeks to develop new products to respond to consumer demand, to increase performance characteristics of existing product lines and to enter into new product lines. For the fiscal years ended June 30, 2000, 2001, and 2002 research and development expenditures totalled $3,688,000, $3,651,000, and $3,852,000, respectively.

Products

     The Company offers over 7,500 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use. The Company’s products are designed to enhance the engine’s performance through increased horsepower, torque and drivability primarily by improving induction of fuel and air into and exhaust out of the engine. The Company also designs and markets products to improve appearance or drivability of the vehicle.

     The Company’s present lines include, among other items, intake manifolds, which accounted for 28% of the Company’s revenues for fiscal year 2000, 25% for fiscal year 2001, and 23% for fiscal year 2002; and carburetors, which accounted for 41%, 40%, and 38% of the Company’s revenues for fiscal years 2000, 2001, and 2002, respectively.

Distribution, Sales and Marketing

     The Company utilizes a balanced nationwide distribution network, which encompasses most major channels of distribution. The Company’s policy is to offer its products at the same price and under the same terms and conditions in each of its channels of distribution. The Company’s products are sold in all 50 states and Canada, as well as to a lesser degree in Australia, Europe, New Zealand and the Pacific Rim, and are primarily distributed through the following channels:

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

     One customer, Auto Sales, Inc., accounted for 14.8%, 14.5%, and 15.5% of the Company’s revenues for fiscal years 2000, 2001, and 2002 respectively. Another customer, AutoZone, Inc. accounted for 10.2%, 10.5%, and 10.6% of the Company’s revenues for fiscal year 2000, 2001, and 2002.

Manufacturing

     The Company conducts manufacturing operations in its Torrance facilities and casting operations at its aluminum foundry in San Jacinto. The Company manufactures products such as manifolds, cylinder heads, water pumps, shock absorbers and exhaust systems. Approximately 50% of the Company’s revenues for fiscal year 2002 were attributable to products which were manufactured by third-party suppliers. Magneti Marelli, U.S.A., Inc., pursuant to an agreement with the Company, supplied the Company with all of the carburetors which it marketed in fiscal year 2002, representing approximately 38% of the Company’s revenue for that fiscal year. The agreement extends through 2009 and is renewable at the option of the parties. See Note 8 of Notes to Consolidated Financial Statements.

Competition

     There is significant competition in the manufacturing and sale of performance automotive and motorcycle parts for both the domestic and import industries. The Company competes with other companies and individuals in the manufacture and sale of performance automotive and motorcycle parts. The Company competes with, among others, Holley Performance Products, Inc. (“Holley”) in the manifold market, Holley and Federal-Mogul Corporation in the automotive carburetor market, Rancho Industries and Bilstein in the shock absorber market, Crane Cams and Competition Cams in the camshaft market, World Products and Trick Flow Specialties in the cylinder head market, Earl’s Performance Products and Aeroquip Inc. in the performance plumbing lines, and Mr. Gasket, TransDapt and Moroso in the specialty automotive accessories market. The Company competes primarily with Harley-Davidson, Inc., S&S Cycle, Incorporated, and Mikuni of America in the motorcycle aftermarket. The Company competes primarily on the basis of product quality, brand name recognition, service and price. Some of the Company’s competitors are substantially larger and have greater financial resources than the Company.

Trademarks and Patents

     The Company owns over 35 trademarks and patents used in connection with the marketing of the Company’s products, including Edelbrock®, Russell®, Torker®, Torker II®, Tunnel Ram®, Signature Series®, Performer Series®, QwikSilver II®, Performer IAS® and Edelbrock Total Power Package®. The Company believes that its trademarks and patents and the associated recognition, reputation and customer loyalty contribute to the success of the Company’s business operations. The Company’s patents expire between 2005 and 2016.

Employees

     As of June 30, 2002, the Company employed 679 persons in the operation of its business. The Company believes that its ability to attract and retain qualified management personnel, skilled production technicians, and marketing and administrative employees will be a key determinant of the Company’s continued success. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

Item 2. Properties

     The Company owns its headquarters, distribution and manufacturing facilities located in buildings of approximately 142,000, 65,590, 45,000 and 37,000 square feet, respectively, in Torrance, California, and three buildings for its foundry operations located in approximately 73,000, 15,000, and 12,000 square feet as well as a 15,000 square foot facility for its motorcycle carburetor parts division in San Jacinto, California. The Company also has 4 acres of improved land adjacent to its foundry facility in San Jacinto, California and will be utilized for future corporate expansion.

     The Company believes that its existing facilities are adequate to meet its current production requirements.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of shareholders.

Executive Officers of the Company

Executive Officers

     The following sets forth the name, age and business experience of the executive officers of the Company as of June 30, 2002:

Name	Age	Position

O. Victor Edelbrock	65	Chairman, President and Chief Executive Officer
Jeffrey L. Thompson	49	Executive Vice-President, Chief Operating Officer and Director
Aristedes T. Feles	34	Vice-President of Finance, Chief Financial Officer, and Director
Steve Whipple	44	Vice-President of Sales
Wayne P. Murray	50	Vice-President of Manufacturing
Jack B. Mayberry	55	Vice-President of Research & Development
Cathleen Edelbrock	42	Vice-President of Advertising, Secretary and Director
Christina Edelbrock	41	Vice-President of Purchasing
Nancy Edelbrock	65	Treasurer
Ronald L. Webb	68	Executive Vice-President of Edelbrock Foundry Corp.
Rodney T. Teraishi	36	Controller

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

     Steve Whipple served as Vice-President of Sales for the Company since September 2000. Mr. Whipple was previously the National Sales Manager for the Company (since 2000). Prior to joining the Company, Mr. Whipple was the Director of Sales & Marketing for Nitrous Oxide Systems, Inc. since 1998 and previously worked for Super Shops, Inc. in various capacities for 22 years.

     Wayne P. Murray has been employed in various positions by the Company since 1969 and has been Vice-President of Manufacturing for the Company since 1984.

     Jack B. Mayberry has been the Vice President of Research & Development for the Company since 1995. Prior to joining the Company, Mr. Mayberry was a captain in the U.S. Navy where he served for 25 years.

     Cathleen Edelbrock has been Vice-President of Advertising for the Company since 1993. Prior to 1993, Ms. Edelbrock was Director of Advertising (since 1987), and has served in various other capacities with the Company (since 1978). Ms. Edelbrock is a director of the Company. Ms. Edelbrock is the daughter of O. Victor Edelbrock Jr. and Nancy Edelbrock and the sister of Christina Edelbrock.

     Christina Edelbrock has been Vice-President of Purchasing for the Company since 2001. Prior to 2001, Ms. Edelbrock was Director of Purchasing (since 1998) and worked at the Company’s foundry division since 1991. Ms. Edelbrock is the daughter of O. Victor Edelbrock Jr. and Nancy Edelbrock and the sister of Cathleen Edelbrock.

     Nancy Edelbrock has been Treasurer of the Company since 1968 and has been involved in all facets of the business since 1962. Mrs. Edelbrock is the wife of O. Victor Edelbrock Jr. and the mother of Cathleen Edelbrock.

     Ronald L. Webb has been Executive Vice-President of Edelbrock Foundry Corp. since 1989. Prior to 1989, Mr. Webb served as Vice-President, Operations and in various other capacities for Buddy Bar Castings (since 1958).

     Rodney T. Teraishi has been Controller of the Company since August 1998. Mr. Teraishi is a Certified Public Accountant and was previously employed as a senior accountant at BDO Seidman, LLP and Deloitte & Touche, LLP (since 1990).

Part II

Item 5. Market for Company’s Common Stock and Related Shareholder Matters.

     The Company’s Common Stock is traded over-the-counter on the Nasdaq Stock Market under the symbol EDEL. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq Stock Market for fiscal years 2001 and 2002. On September 20, 2002, the Company had 103 holders of record of its Common Stock with 5,451,915 shares outstanding and a closing price of $10.90.

	Price Range of Common Stock*

Year Ended June 30, 2001	High	Low

First Quarter	$10.91	$8.18
Second Quarter	$10.68	$8.75
Third Quarter	$11.36	$9.09
Fourth Quarter	$10.23	$8.05

Year Ended June 30, 2002	High	Low

First Quarter	$10.14	$7.69
Second Quarter	$9.36	$7.73
Third Quarter	$11.99	$8.86
Fourth Quarter	$13.64	$11.36

During fiscal year ended June 30, 2002, the Company paid a cash dividend in the amount of $.02 per share on November 11, 2001 and 10% stock dividend on June 7, 2002. All references to share amounts, per share amounts, and stock prices were adjusted to reflect this stock dividend. During fiscal year ended June 30, 2001, the Company paid a cash dividend in the amount of $.02 per share on November 11, 2000 and on June 15, 2001. See Note 9 of Notes to Consolidated Financial Statements of the Company.

*	All references to stock prices reflect a 10% stock dividend distributed in June 2002.

Item 6. Selected Consolidated Financial Data.

     The following Selected Consolidated Financial Data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 2001 and 2002 and the Income Statement Data and the Other Data for each of the three fiscal years in the period ended June 30, 2002 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1998, 1999, and 2000 and the Income Statement Data and the Other Data for each of the two fiscal years in the period ended June 30, 1999 have been derived from audited financial statements not included herein.

	Year Ended June 30,

Income Statement Data:	1998	1999	2000	2001	2002

Revenues	$95,504,000	$108,943,000	$121,173,000	$115,630,000	$123,579,000
Cost of sales	57,410,000	65,881,000	74,315,000	72,734,000	78,074,000

Gross profit	38,094,000	43,062,000	46,858,000	42,896,000	45,505,000

Operating expenses
Selling, general and administrative	24,281,000	27,564,000	30,762,000	31,607,000	33,151,000
Research and development	2,972,000	3,237,000	3,688,000	3,651,000	3,852,000
Write-off of uncollectible receivable	1,878,000	400,000	—	—	—
Settlement expense	—	190,000	—	—	—

Total operating expenses	29,131,000	31,391,000	34,450,000	35,258,000	37,003,000

Operating income	8,963,000	11,671,000	12,408,000	7,638,000	8,502,000
Interest expense	269,000	203,000	196,000	283,000	96,000
Interest income	410,000	304,000	385,000	227,000	53,000

Income before taxes	9,104,000	11,772,000	12,597,000	7,582,000	8,459,000
Taxes on income	3,304,000	4,344,000	4,549,000	2,790,000	3,099,000

Net income	$5,800,000	$7,428,000	$8,048,000	$4,792,000	$5,360,000

	Year Ended June 30,

Per Share Data:	1998	1999	2000	2001		2002

Basic net income per share*	$1.00	$1.29	$1.41	$0.86		$0.98
Diluted net income per share*	$0.98	$1.27	$1.41	$0.86		$0.98
Basic weighted average shares outstanding*	5,777,000	5,776,000	5,697,000	5,585,000		5,492,000
Effect of dilutive stocks options and warrants*	150,000	56,000	7,000	—		1,000
Diluted weighted average shares outstanding*	5,927,000	5,832,000	5,704,000	5,585,000		5,493,000
Other Data:
Capital expenditures	$8,076,000	$5,760,000	$11,285,000	$7,595,000	**	$3,998,000
Cash dividends	—	—	$207,000	$203,000		$101,000

	June 30,
Balance Sheet Data:
(In thousands)	1998	1999	2000	2001	2002

Working capital	$29,260	$35,423	$34,273	$39,581	$46,262
Total assets	84,975	94,252	100,247	101,918	107,562
Total long-term debt	2,123	2,065	148	563	527
Shareholders’ equity	61,731	68,651	75,443	80,024	84,177

*	Earnings per share and share amounts have been retroactively adjusted to account for the Company’s 10% stock dividend. See Note 9 of Notes to Consolidated Financial Statements.

**	Includes approximately $3.3 million for the purchase of certain assets of Russell Performance Products, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 2000, 2001, and 2002. The following should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

Overview

     The Company was founded in 1938, and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, shock absorbers, camshafts, cylinder heads, exhaust systems and other performance components for most domestic V8, selected V6, and selected import engines. In addition, the Company offers performance aftermarket manifolds, cylinder heads, camshafts, air cleaners, and carburetors for Harley-Davidson and off road motorcycles. The Company currently offers over 7,500 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use.

     In late December 2000, the Company purchased certain assets of Russell Performance Products, Inc. (“Russell”) and moved its operations to Torrance in May 2001. Russell is a leading manufacturer of performance plumbing and brake lines whose current product offering of over 3,800 parts includes street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use.

Manufacturing Capacity

     The Company used substantially all of its manufacturing capability for producing its specialty performance automotive and motorcycle aftermarket parts for fiscal years ended June 30, 2000, 2001, and 2002.

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

Product Concentration

     Historically, the Company has derived a substantial portion of its revenues from the sale of intake manifolds and carburetors. For the fiscal years ended June 30, 2000, 2001, and 2002 approximately 28%, 25%, and 23% of revenues were derived from the sales of intake manifolds and 41%, 40%, and 38% from the sales of carburetors, respectively. The Company sells automotive carburetors which are purchased from a sole supplier (See Note 8 of Notes to Consolidated Financial Statements).

Seasonality

     The Company’s sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company’s fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in these quarters. This seasonality typically results in reduced earnings for the Company’s first fiscal quarter because a significant portion of operating expenses is fixed throughout the fiscal year.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues of certain items in the Company’s consolidated statements of income and the percentage change in each item from the prior period.

			Year Ended			Year Ended
	Percentage of		June 30, 2001	Percentage of		June 30, 2002
	Revenues for Year		As Compared	Revenues for Year		As Compared
	Ended June 30,		To Year	Ended June 30,		To Year
			Ended			Ended
	2000	2001	June 30, 2001	2001	2002	June 30, 2001

Revenues	100.0%	100.0%	(4.6)%	100.0%	100.0%	6.9%
Cost of sales	61.3	62.9	(2.1)	62.9	63.2	7.3

Gross profit	38.7	37.1	(8.5)	37.1	36.8	6.1

Operating expenses
Selling, general and administrative	25.4	27.3	2.7	27.3	26.8	4.9
Research and development	3.0	3.2	(1.0)	3.2	3.1	5.5

Total operating expenses	28.4	30.5	2.3	30.5	29.9	4.9

Operating income	10.2	6.6	(38.4)	6.6	6.9	11.3
Interest expense	0.2	0.2	44.4	0.2	0.1	(66.1)
Interest income	0.3	0.2	(41.0)	0.2	0.0	(76.7)

Income before taxes on income	10.4	6.6	(39.8)	6.6	6.8	11.6
Taxes on income	3.8	2.4	(38.7)	2.4	2.5	11.1

Net Income	6.6%	4.1%	(40.5)%	4.1%	4.3%	11.9%

Fiscal Year 2002 Compared to Fiscal Year 2001

Revenues

     Revenues increased 6.9% to $123.6 million in fiscal year 2002 from $115.6 million in fiscal year 2001. The increase was primarily the result of an increase of approximately $860,000, or 1.9%, in the sale of carburetors; an increase of $2.0 million, or 15.1%, in the sale of aluminum cylinder heads; and an increase of approximately $3.4 million, or 126.3%, in the sale of performance plumbing and brakes lines manufactured by its Russell division.

Cost of Sales

     Cost of sales increased 7.3% to $78.1 million in fiscal year 2002 from $72.7 million in fiscal year 2001. As a percent of revenues, cost of sales increased to 63.2% in fiscal year 2002 from 62.9% in fiscal year 2001. The increase in cost of sales was primarily due to an increase in sales. The increase in cost of sales as a percentage of sales was primarily due to increased labor rates and higher medical costs associated with the Company’s self-funded medical plan.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased 4.9% to $33.2 million in fiscal year 2002 from $31.6 million in fiscal year 2001. This increase resulted primarily from an increase in salaries mainly from increased sales commissions and advertising expenses associated with increased sales. As a percentage of revenues, selling, general and administrative expenses decreased to 26.8% in fiscal year 2002 from 27.3% in fiscal year 2001.

Research and Development Expense

     Research and development expense increased 5.5% to $3.9 million in fiscal 2002 from $3.7 million in fiscal year 2001. The Company attributes this increase to its continued efforts to develop new applications for existing and emerging product lines. As a percent of revenue, research and development expense decreased slightly to 3.1% in fiscal year 2002 versus 3.2% in fiscal year 2001.

Operating Income

     Operating income increased 11.3% to $8.5 million in fiscal year 2002 from $7.6 million in fiscal year 2001. This increase was mainly a result of increased revenues and lower operating expenses as a percentage of revenues.

Interest Expense

     Interest expense decreased 66.1% to $96,000 in fiscal year 2002 from $283,000 in fiscal year 2001. This decrease was primarily due to a decrease in the principal amount of average debt outstanding combined with a decrease in interest rates.

Interest Income

     Interest income decreased 76.7% to $53,000 in fiscal year 2002 from $227,000 in fiscal year 2001. This decrease was the result of a decrease in interest earned on invested cash due to lower interest rates and lower amounts of invested excess working capital during the year.

Fiscal Year 2002 Compared to Fiscal Year 2001 (concluded)

Taxes on Income

     The provision for income taxes increased 11.1% to $3,099,000 in fiscal year 2002 from $2,790,000 in fiscal year 2001. The effective tax rates were 36.6% and 36.8% for fiscal years 2002 and 2001, respectively. The decrease in the effective tax rate resulted primarily from increases in research and development tax credits.

Net Income

     The Company’s net income increased 11.9% for fiscal year 2002 to $5.4 million in fiscal 2002 from $4.8 million in fiscal year 2001. This decrease was primarily due to the items mentioned above.

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

Fiscal Year 2001 Compared to Fiscal Year 2000 (concluded)

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

Quarterly Results

     The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 2001 and 2002. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding.

	For the Fiscal Year Ended June 30, 2001				For the Fiscal Year Ended June 30, 2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$25,682	$27,687	$25,968	$36,293	$25,425	$30,642	$28,194	$39,318
Cost of sales	15,687	17,452	16,955	22,640	16,282	19,716	17,783	24,293

Gross profit	9,995	10,235	9,013	13,653	9,143	10,926	10,411	15,025

Operating expenses
Selling, general and administrative	7,114	7,496	7,959	9,038	7,254	8,021	7,674	10,202
Research and development	782	802	867	1,200	813	852	912	1,275

Total operating expenses	7,896	8,298	8,826	10,238	8,067	8,873	8,586	11,477

Operating income	2,099	1,937	187	3,415	1,076	2,053	1,825	3,548
Interest expense	48	47	111	77	9	11	31	45
Interest income	121	89	9	8	33	3	2	15

Income before taxes on income	2,172	1,979	85	3,346	1,100	2,045	1,796	3,518
Taxes on income	804	732	31	1,223	407	757	664	1,271

Net income	$1,368	$1,247	$54	$2,123	$693	$1,288	$1,132	$2,247

Basic net income per share*	$0.24	$0.22	$0.01	$0.38	$0.12	$0.23	$0.21	$0.41

Diluted net income per share*	$0.24	$0.22	$0.01	$0.38	$0.12	$0.23	$0.21	$0.41

Basic weighted average number of shares outstanding*	5,585	5,585	5,585	5,585	5,584	5,492	5,450	5,451
Effect of dilutive stock options and warrants*	—	—	—	—	—	—	—	46

Diluted weighted average number of shares outstanding*	5,585	5,585	5,585	5,585	5,584	5,492	5,450	5,497

*	Earnings per share and share amounts have been retroactively adjusted to account for the Company’s 10% stock dividend. See Note 9 of Notes to Consolidated Financial Statements.

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

     The Revolving Credit Facility consists of an unsecured line of credit agreement with one bank, which provides a total loan commitment not to exceed $8.0 million, all of which was available to the Company as of September 23, 2002. The line of credit borrowings are at the bank’s prime rate (4.75% at June 30, 2002 and as of September 23, 2002). The line of credit agreement expires on February 1, 2003. Under the Revolving Credit Facility, the Company is subject to certain customary restrictive financial requirements. For all periods presented and as of September 23, 2002, the Company is in compliance with all such financial covenants.

     Net cash provided by operating activities was $9.4 million, $5.7 million and $6.7 million in fiscal years 2000, 2001, and 2002, respectively. Because of the seasonality of the Company’s business, more funds from operating activities are generated in its third and fourth fiscal quarters.

     Accounts payable increased $539,000 for fiscal year 2002 compared to fiscal year 2001 primarily as a result of timing of receipt of goods from a principal supplier.

     Accounts receivable increased by $5.0 million for fiscal year 2002 compared to fiscal year 2001, while sales increased $7.9 million for fiscal year 2002 compared to fiscal year 2001. The increase in accounts receivable in fiscal year 2002 was primarily due to the timing of payments from customers and increased sales.

     Inventories increased by $460,000 for fiscal year 2002 compared to fiscal year 2001 while cost of sales increased $5.3 million for fiscal year 2002 compared to fiscal year 2001. The increase in inventories from fiscal year 2002 versus fiscal year 2001 was primarily due to an increase in inventories related to Russell Performance Products.

     The Company’s total capital expenditures were $11.3 million in fiscal year 2000; $7.6 million, which included $3.3 million for the acquisition of Russell Performance Products, in fiscal year 2001; and $4.0 million in fiscal year 2002. The Company anticipates making capital expenditures of $4.5 — $6.0 million in fiscal year 2003 primarily for additional capital equipment to increase the Company’s production capacity.

     The Company believes that funds generated from operations and funds available under the Revolving Credit Facility will be adequate to meet its working capital, debt service and capital expenditure requirements through fiscal year 2003.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

     The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT&SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the bank’s prime rate (currently 4.75%). It expires on February 1, 2003. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of fiscal year ended June 30, 2002 and as of September 20, 2002, the Company’s outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

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

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference from the information provided under the heading “Transactions and Legal Actions Involving Management” of its Proxy Statement.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Financial Statements and Schedules. See Index to Financial Statements which appears on page 24 hereof.

     Other Financial Data. See Summary of Selected Financial Data, which appears in “Item 6. Selected Financial Data.”

     Reports on Form 8-K.

     The Company filed no Reports on Form 8-K during the last quarter of the 2002 fiscal year.

     Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

EDELBROCK CORPORATION
EXHIBIT INDEX

Number and		Sequential
Description of		Page
Exhibit		Number

3(i).1	Form of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i).1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
3(ii).1	Form of Amended and Restated Bylaws of the Company (filed as Exhibit 3(ii).1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
4.2	Form of Edelbrock Corporation 401(k) Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 33-83258) and incorporated herein by reference)
10.1	Form of Indemnification Agreement entered into with officers and directors of the Company (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
10.2	Amendment to Employment Agreement with O. Victor Edelbrock, Jr. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 33-83258) and incorporated herein by reference)*
10.3	Amendment to Employment Agreement with Jeffrey L. Thompson (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 33-83258) and incorporated herein by reference)*
10.4	Amendment to Employment Agreement with Ronald L. Webb (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 33-83258) and incorporated herein by reference)*
10.5	Form of Benefit Plans - 1994 Incentive Equity Plan - 1994 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
10.6	Business Loan Agreement between Edelbrock Corporation and Bank of America, NT&SA (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
10.7	Business Loan Agreement between Edelbrock Foundry Corp. and Bank of America NT&SA (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
10.8	License Agreement dated February 2, 1997 between Edelbrock Corporation and RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and incorporated herein by reference)
10.9	Warrant Agreement dated February 2, 1997 between Edelbrock Corporation and RICOR Racing and Development L.P. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and incorporated herein by reference)

EDELBROCK CORPORATION
EXHIBIT INDEX

Number and		Sequential
Description of		Page
Exhibit		Number

10.10	Amendment No. 1 to License Agreement, dated February 21, 1998 by and between Edelbrock Corporation and RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1998)
10.11	Purchasing Agreement between Edelbrock Corporation and Magneti Marelli, USA, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 1998)
10.12	Amendment No. 4 to License Agreement between Edelbrock Corporation, RICOR Racing and Development L.P., Ricor, Inc. and Mr. Don Richardson and Amendment to Warrant Agreement dated February 2, 1996 between Edelbrock Corporation and RICOR Racing and Development L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 25, 1999 and incorporated herein by reference)
10.13	Product Development and Distribution Agreement dated June 1, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc., and Automotive Systems Group Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference)
10.14	Warrant Agreement dated June 1, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc. and Automotive Systems Group Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference)
10.15	Amendment to Product and Distribution Agreement dated June 26, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc., and Automotive Systems Group Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference)
10.16	Form of Employment Agreement with Aristedes T. Feles (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 2000 and incorporated herein by reference)*
10.17	Letter to RICOR Racing LLP dated August 20, 2001 stating Edelbrock informed RICOR its intention to convert its license to a non-exclusive nature (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference)
10.18	Amendment to Purchasing Agreement between Edelbrock Corporation and Magneti Marelli, USA, Inc. dated May 20, 2002

EDELBROCK CORPORATION
EXHIBIT INDEX

Number and		Sequential
Description of		Page
Exhibit		Number

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)
23.1	Consent of Grant Thornton LLP
24.1	Powers of Attorney
99.1	Section 902 Certifications by Chief Executive Officer
99.2	Section 902 Certifications by Chief Financial Officer

*	Management Contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

September 26, 2002	EDELBROCK CORPORATION

	By:	ARISTEDES T. FELES
Aristedes T. Feles Vice President Finance, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* O. Victor Edelbrock	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 26, 2002

* Jeffrey L. Thompson	Executive Vice President, Chief Operating Officer and Director	September 26, 2002

ARISTEDES T. FELES Aristedes T. Feles	Vice-President, Finance and Director (Principal Financial Officer and Principal Accounting Officer)	September 26, 2002

* Cathleen Edelbrock	Vice President of Advertising, and Director	September 26, 2002

* Timothy D. Pettit	Director	September 26, 2002

* Dr. Cornelius J. Pings	Director	September 26, 2002

* Jerry Herbst	Director	September 26, 2002

* Richard Wilbur	Director	September 26, 2002

ARISTEDES T. FELES *By: Aristedes T. Feles Attorney-in-fact		September 26, 2002

SECTION 302 CERTIFICATIONS

     I, O. Victor Edelbrock, Chairman, President and Chief Executive Officer of Edelbrock Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Edelbrock Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

By:	O. VICTOR EDELBROCK
Name: O. Victor Edelbrock Title: Chairman, President and Chief Executive Officer

     I, Aristedes T. Feles, Vice-President of Finance and Chief Financial Officer of Edelbrock Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Edelbrock Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date: September 26, 2002

By:	ARISTEDES T. FELES
Name: Aristedes T. Feles Title: Vice-President of Finance and Chief Financial Officer

EDELBROCK CORPORATION

Report of Independent Certified Public Accountants

To the Board of Directors
and Shareholders of
Edelbrock Corporation

We have audited the accompanying consolidated balance sheets of Edelbrock Corporation as of June 30, 2001 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Edelbrock Corporation as of June 30, 2001 and 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended June 30, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Los Angeles, California
August 23, 2002

EDELBROCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2001	2002

Assets
Cash and cash equivalents	$5,995,000	$7,682,000
Accounts receivable, net of reserves of $500,000 and $800,000 at 2001 and 2002, respectively	26,928,000	31,892,000
Inventories (Note 2)	22,899,000	23,359,000
Deferred income taxes (Note 5)	1,158,000	1,855,000
Prepaid expenses and other	810,000	1,014,000

Total current assets	57,790,000	65,802,000

Property, plant and equipment (Note 3)
Land	6,242,000	6,794,000
Buildings and improvements	17,584,000	17,513,000
Machinery and equipment	41,854,000	43,614,000
Office equipment	4,926,000	5,331,000
Furniture and fixtures	1,653,000	1,837,000
Transportation equipment	6,199,000	6,906,000

	78,458,000	81,995,000
Less accumulated depreciation and amortization	37,545,000	43,431,000

Property, plant and equipment, net	40,913,000	38,564,000
Real estate properties and partnerships	412,000	303,000
Goodwill, net of accumulated amortization of $56,000 at 2001 and 2002 (Note 4)	1,172,000	1,172,000
License agreement, net of accumulated amortization of $84,000 at 2001 and 2002 (Notes 4, 6, and 9)	758,000	758,000
Other	873,000	963,000

Total assets	$101,918,000	$107,562,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2001	2002

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$13,981,000	$14,519,000
Accrued expenses
Payroll and bonuses	2,010,000	2,159,000
Retirement plans (Note 6)	605,000	577,000
Commissions	1,134,000	1,171,000
Income taxes payable	365,000	803,000
Other	51,000	244,000
Current portion of long-term debt and capital lease obligation (Note 3)	63,000	67,000

Total current liabilities	18,209,000	19,540,000
Long-term debt, less current portion (Note 3)	455,000	463,000
Capital lease obligation (Note 3)	108,000	64,000
Deferred income taxes (Note 5)	3,122,000	3,318,000

Total liabilities	21,894,000	23,385,000

Commitments and contingencies (Notes 6 and 8)
Shareholders’ equity (Note 9)
Common stock, par value $.01 per share; 15,000,000 shares authorized; 5,790,710 shares issued, 5,583,810 outstanding, and 198,900 treasury shares in 2001; 5,804,800 shares issued, 5,451,951 outstanding, and 320,806 treasury shares in 2002 (2001 and 2002 adjusted for 10% stock dividend)	50,690	54,470
Paid-in capital	15,744,810	21,239,530
Retained earnings	64,228,500	62,883,000

Total shareholders’ equity	80,024,000	84,177,000

Total liabilities and shareholders’ equity	$101,918,000	$107,562,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,

	2000	2001	2002

Revenues (Note 7)	$121,173,000	$115,630,000	$123,579,000
Cost of sales	74,315,000	72,734,000	78,074,000

Gross profit	46,858,000	42,896,000	45,505,000

Operating expenses
Selling, general and administrative	30,762,000	31,607,000	33,351,000
Research and development	3,688,000	3,651,000	3,852,000

Total operating expenses	34,450,000	35,258,000	37,003,000

Operating income	12,408,000	7,638,000	8,502,000
Interest expense	196,000	283,000	96,000
Interest income	385,000	227,000	53,000

Income before taxes on income	12,597,000	7,582,000	8,459,000
Taxes on income (Note 5)	4,549,000	2,790,000	3,099,000

Net income	$8,048,000	$4,792,000	$5,360,000

Net income per share (Note 9):
Basic net income per share*	$1.41	$0.86	$0.98

Diluted net income per share*	$1.41	$0.86	$0.98

Basic weighted average number of shares outstanding*	5,697,000	5,585,000	5,492,000
Effect of dilutive stock options and warrants*	7,000	—	1,000

Diluted weighted average number of shares outstanding*	5,704,000	5,585,000	5,493,000

*	Earnings per share and share amounts have been retroactively adjusted to account for the Company’s 10% stock dividend. See Note 9 of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended June 30, 2000, 2001, and 2002

	Common Stock				Total
			Paid-in	Retained	Shareholders'
	Shares	Amount	Capital	Earnings	Equity

Balance July 1, 1999	5,221,939	$52,200	$16,800,300	$51,798,500	$68,651,000
Net income for year	—	—	—	8,048,000	8,048,000
Cash dividends	—	—	—	(207,000)	(207,000)
Stock repurchase	(155,300)	(1,600)	(1,842,400)	—	(1,844,000)
Stock issued for license agreement through treasury shares	8,000	80	80,920	—	81,000
Fair value of stock warrants issued for license agreement	—	—	617,000	—	617,000
Fair value of stock warrants granted	—	—	65,000	—	65,000
Stock options exercised	2,400	20	31,980	—	32,000

Balance June 30, 2000	5,077,039	50,700	15,752,800	59,639,500	75,443,000
Net income for year	—	—	—	4,792,000	4,792,000
Cash dividends	—	—	—	(203,000)	(203,000)
Stock repurchase	(800)	(10)	(7,990)	—	(8,000)

Balance June 30, 2001	5,076,239	50,690	15,744,810	64,228,500	80,024,000
Net income for year	—	—	—	5,360,000	5,360,000
Stock options exercised	2,000	20	24,980	—	25,000
Cash dividends	—	—	—	(101,000)	(101,000)
Stock dividend	495,582	4,960	6,599,540	(6,604,500)	—
Stock repurchase	(121,906)	(1,200)	(1,129,800)	—	(1,131,000)

Balance June 30, 2002	5,451,915	$54,470	$21,239,530	$62,883,000	$84,177,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2000	2001	2002

Cash flows from operating activities
Net income	$8,048,000	$4,792,000	$5,360,000
Adjustments to reconcile net income to net cash provided by operating activities
Inventory reserve	200,000	150,000	(50,000)
Accounts receivable reserve	—	—	300,000
Depreciation and amortization of property, plant and equipment	5,481,000	6,368,000	6,237,000
(Gain) loss from sale of property, plant and equipment	140,000	(7,000)	37,000
Depreciation and amortization of real estate properties	28,000	31,000	32,000
Fair value of stock warrants granted	65,000	—	—
Deferred income taxes	(42,000)	(74,000)	(501,000)
Equity in net income of partnerships	(94,000)	(72,000)	(91,000)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,252,000)	854,000	(5,264,000)
Inventories	(202,000)	(4,548,000)	(410,000)
Prepaid expenses and other assets	(70,000)	(280,000)	(204,000)
Other assets	17,000	56,000	(90,000)
Accounts payable	(961,000)	(1,123,000)	538,000
Accrued expenses	26,000	(409,000)	789,000

Net cash provided by operating activities	9,384,000	5,738,000	6,683,000

Cash flows from investing activities
Acquisition of property, plant and equipment	(11,141,000)	(4,260,000)	(3,998,000)
Purchase of license agreement	(144,000)	—	—
Purchase of assets of Russell Performance	—	(3,335,000)	—
Proceeds from sale of property, plant and equipment	72,000	34,000	73,000
Acquisition of real estate properties	(64,000)	(3,000)	(7,000)
Distributions from partnerships	175,000	70,000	175,000

Net cash used in investing activities	(11,102,000)	(7,494,000)	(3,757,000)

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2000	2001	2002

Cash flows from financing activities
Net proceeds from issuance of common stock	$32,000	$—	$25,000
Dividends paid	(207,000)	(203,000)	(101,000)
Payments to acquire treasury stock	(1,844,000)	(8,000)	(1,131,000)
Proceeds from long-term debt financing	4,000	—	—
Principal payments on long-term debt	(69,000)	(1,921,000)	(32,000)

Net cash used in financing activities	(2,084,000)	(2,132,000)	(1,239,000)

Net increase (decrease) in cash and cash equivalents	(3,802,000)	(3,888,000)	1,687,000
Cash and cash equivalents, beginning of year	13,685,000	9,883,000	5,995,000

Cash and cash equivalents, end of year	$9,883,000	$5,995,000	$7,682,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$195,000	$296,000	$94,000

Income taxes	$4,719,000	$3,076,000	$3,300,000

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

     Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues, and expenses at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates.

     Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Accounts Receivable

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserve is based on (i) our estimate of the rate on which customers take credit discounts allowed and, (ii) our specific assessment of the collectibility of all past due accounts.

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

The Company’s business activities and accounts receivable are with customers in the automotive and motorcycle industries located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, returns and potential cash and other discounts taken.

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

Estimated
Useful
Life
(in years)

Buildings and improvements	7-40
Machinery and equipment	3-7
Office equipment	5
Furniture and fixtures	7
Transportation equipment	3-10
Goodwill and License agreement	10*

*	The Company elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets and accordingly, effective July 1, 2001, no longer amortizes its Goodwill and License Agreement (see Note 4).

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

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Policies (Continued)

     Long-Lived Assets

The Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. SFAS 144 is effective for the Company’s fiscal year beginning on July 1, 2002. Management does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements. No impairment losses have been recorded through June 30, 2002.

     Basic and Diluted Net Income Per Share Information

Basic net income per share is based upon the weighted average number of common shares outstanding which have been retroactively adjusted to reflect the Company’s 10% stock dividend issued in June 2002. Diluted net income per share is based on the assumption that options and warrants are included in the calculation of diluted net income per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Below is the calculation of basic and diluted net income per share for each of the past three fiscal years:

	Fiscal Year Ended

	June 30, 2000	June 30, 2001	June 30, 2002

	(In Thousands, Except per Share Data)
Net income	$8,048	$4,792	$5,360

Weighted average shares outstanding — Basic*	5,697	5,585	5,492
Employee stock options and warrants*	7	—	1

Weighted average shares outstanding — Diluted*	5,704	5,585	5,493

Earnings per common share:*
Basic	$1.41	$0.86	$0.98

Diluted	$1.41	$0.86	$0.98

The following options and warrants were excluded from the computation of diluted net income per share as a result of the exercise price exceeding the average market price of the common shares.

	Fiscal Year Ended

	June 30, 2000	June 30, 2001	June 30, 2002

Options and warrants to purchase shares of common stock*	195,596	167,464	120,947
Exercise prices*	$12.27-$20.00	$9.60-$20.00	$10.23-$20.00

*	References to share amounts, earnings per share, and exercise prices above reflect a 10% stock dividend distributed in June 2002.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Policies (Concluded)

     Advertising Costs and Customer Sales Incentives

In November 2001, the Emerging Issues Task Force (EITF) released its consensus on Issue 00-14, “Accounting for Certain Sales Incentives” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. These consensuses provided guidance on the classification of expenses related to customer rebate, sales discounts and cooperative advertising programs. The adoption of these consensuses by the Company did not result in any reclassification of expense or net sales. Sales incentives provided take the form of sales discounts generally treated as a reduction of net sales. The Company also maintains a cooperative advertising program with its customers and provides sales incentives to the extent of the estimated value of advertising provided by the customer on behalf of the Company. Costs incurred for advertising, including costs under cooperative advertising programs with customers, are expensed as incurred and are included in selling, general and administrative expense.

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $10,555,000, $10,113,000 and $10,555,000 for fiscal years ended June 30, 2000, 2001, and 2002, respectively.

     Segment Reporting

The Company is centrally managed and operates in one business segment: specialty performance automotive and motorcycle aftermarket parts.

     Reclassifications

Certain prior period amounts have been reclassified for comparison with the 2002 presentation.

Note 2 — Inventories

Inventories consist of the following:

	June 30,

	2001	2002

Raw materials	$12,232,000	$13,306,000
Work in process	1,837,000	2,056,000
Finished goods	8,830,000	7,997,000

	$22,899,000	$23,359,000

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Long-Term Debt, Capital Lease Obligation, and Revolving Line of Credit

The Company’s long-term debt consists of the following:

	June 30,

	2001	2002

Mortgage note(a)	$255,000	$254,000
Mortgage note(b)	54,000	53,000
Note payable(c)	—	18,000
Other	149,000	149,000

	458,000	474,000
Less current portion	3,000	11,000

	$455,000	$463,000

(a)	Mortgage note, collateralized by a trust deed on real estate with a net book value of $300,000 and $296,000 at June 30, 2001 and 2002, respectively, payable in monthly principal and interest payments at an interest rate of 7.0% due March 2031.

(b)	Mortgage note, collateralized by a second trust deed on real estate with a net book value of $300,000 and $296,000 at June 30, 2001 and 2002, respectively, payable in monthly principal and interest payments at an interest rate of 7.5% due March 2016.

(c)	Loan, collateralized by an asset with a net book value of $21,000 at June 30, 2002, payable in monthly principal payments at a zero percent interest rate due November 2004.

Principal payments are due on long-term debt as follows:

Years ending June 30,	Amount

2003	$11,000
2004	11,000
2005	7,000
2006	4,000
2007	4,000
Thereafter	437,000

$474,000

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Long-Term Debt, Capital Lease Obligation, and Revolving Line of Credit (continued)

The Company has one unsecured line of credit agreement with a bank, which provides total loan commitment not to exceed $8,000,000. All line of credit financing is at the bank’s prime rate (4.75% at June 30, 2002). This agreement expires in February 2003. There were no borrowings on the line as of June 30, 2001 and 2002. This obligation contains covenants, among other items, relating to various financial ratios. The Company was in compliance with all such covenants at June 30, 2002.

The Company’s capital lease obligations are summarized as follows:

	June 30,

	2001	2002

Leases of capital equipment with lease periods expiring at various dates through 2006; Interest at 9.0%	$168,000	$120,000
Less current installments	60,000	56,000

	$108,000	$64,000

Minimum lease payments under capital lease obligations are as follows:

Years ending June 30,	Amount

2003	$59,000
2004	37,000
2005	31,000
2006	6,000
2007	—

Total minimum lease payments	133,000
Less amount representing interest	13,000

Present value of net minimum lease payments	$120,000

Included in property, plant and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases:

	June 30,

	2001	2002

Assets under capital lease	$214,000	$211,000
Less accumulated amortization	15,000	45,000

	$199,000	$166,000

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for fiscal year 2003; however, early adoption is allowed in fiscal year 2002. The Company had elected to early adopt this Standard as of July 1, 2001. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of July 1, 2001, and determined the goodwill and license agreement have indefinite lives and that there were no impairment on these assets. The Company discontinued amortizing these assets on July 1, 2001. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and license agreement of $140,000. Below are the calculations of reported net income and reported basic and diluted net income per share adjusted for the effect of amortization expense for the June 30, 2001 periods:

	Year Ended June 30,

	2001	2002

Reported net income	$4,792,000	$5,360,000
Effect of amortization expense of license agreement	84,000	—
Effect of amortization expense of goodwill	56,000	—

Adjusted net income	$4,932,000	$5,360,000

Basic earnings per share:*
Reported basic earnings per share	$0.86	$0.98
Effect of amortization expense of license agreement	0.02	—
Effect of amortization expense of goodwill	0.01	—

Adjusted basic earnings per share	$0.89	$0.98

Diluted earnings per share:*
Reported diluted earnings per share	$0.86	$0.98
Effect of amortization expense of license agreement	0.02	—
Effect of amortization expense of goodwill	0.01	—

Adjusted diluted earnings per share	$0.89	$0.98

*	Earnings per share amounts have been retroactively adjusted to account for the Company’s 10% stock dividend. See Note 9.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Taxes on Income

The provision for taxes on income consists of the following:

	Year Ended June 30,

	2000	2001	2002

Current
Federal	$3,884,000	$2,308,000	$2,965,000
State	707,000	556,000	635,000

	4,591,000	2,864,000	3,600,000

Deferred
Federal	(244,000)	(2,000)	(429,000)
State	202,000	(72,000)	(72,000)

	(42,000)	(74,000)	(501,000)

	$4,549,000	$2,790,000	$3,099,000

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	Year Ended June 30,

	2000	2001	2002

U.S. federal statutory tax rate	35.0%	34.0%	34.0%
State income taxes (net of federal benefits)	6.0	6.0	6.0
State income tax credits	(2.4)	(1.6)	(1.7)
Federal income tax credits	(2.5)	(1.6)	(1.8)
Other	—	0.1	0.1

Effective tax rate	36.1%	36.8%	36.6%

The components of deferred taxes at June 30, 2001 and 2002 are as follows:

	2001	2002

Deferred tax assets
State income taxes	$199,000	$166,000
Advertising accrual	179,000	433,000
Uniform capitalization rule	336,000	355,000
Accrued vacation	263,000	284,000
Deferred gains	15,000	15,000
Accounts receivable reserve	170,000	272,000
Inventory reserve	119,000	102,000
Other	73,000	105,000

	1,354,000	1,732,000

Deferred tax liabilities:
Depreciation and amortization	1,735,000	1,652,000
Like kind exchange	1,543,000	1,543,000
State tax deferred items	40,000	—

	3,318,000	3,195,000

Net deferred tax liability	$1,964,000	$1,463,000

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Taxes on Income (continued)

The classification of the net deferred tax liability between current and non-current is as follows:

	June 30,

	2001	2002

Net current asset	$1,158,000	$1,855,000
Net long-term liability	3,122,000	3,318,000

Net deferred tax liability	$1,964,000	$1,463,000

Note 6 — Commitments and Contingencies

     Royalty and Development Fee Agreements

In February 1996, the Company entered into a Royalty Agreement with RICOR Racing and Development L.P. (“RICOR”) whereby the Company would pay RICOR a percentage of revenue derived from the sale of shock absorbers based on the following:

Aggregate Net Sales Volume	Royalty

Up to $4,000,000	8%
From $4,000,001 to $8,000,000	7%
$8,000,001 and above	6%

On February 19, 1999, the Royalty Agreement was amended where the Company will pay RICOR 6% of all licensed sales with a minimum royalty amount of $62,500 per month (see Note 9). In September 2001, the Company converted its license agreement with RICOR from exclusive to non-exclusive. In connection therewith, the Company now pays 6% of net sales as opposed to the minimum royalty amount. Royalty expense under this agreement amounted to $750,000, $750,000, and $319,000 for fiscal year ended June 30, 2000, 2001, and 2002, respectively.

In June 2000, the Company entered into a Product Development and Distribution Agreement (License Agreement) with JG Engine Dynamics, Inc. (JG) and Automotive Systems Group Inc. (collectively the Licensor) whereby the Company will pay the Licensor 5% of net revenues derived from the sale of internal engine, exhaust, and suspension components for import aftermarket products. In connection with this agreement, the Company paid to the Licensor cash of $144,000 and issued common stock and warrants with a fair value of $81,000 and $617,000, respectively (see Note 9). The Company capitalized the total $842,000 cost of this License Agreement.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies (continued)

     Retirement Plans

An employee stock ownership plan (“ESOP”) was established July 1, 1979 covering substantially all employees of Edelbrock Corporation who have attained one year of service. The minimum annual contribution is 1% of the total salaries or wages of plan participants and may be supplemented with additional amounts at the discretion of the Board of Directors. During fiscal year 1998, Edelbrock Corporation established a 401(k) defined contribution plan to enhance the existing ESOP for participating employees. During fiscal year 2001, the Company combined all of its retirement plans for Edelbrock Corporation into one all inclusive 401(k) defined contribution plan. In all previous years, plan expenses were paid by the respective plans. Beginning in fiscal year 2002, the Company has elected to pay for the plan’s expenses on a go forward basis. At the discretion of the Board of Directors, Edelbrock Corporation can match participant directed contributions and provide discretionary contributions. Edelbrock Corporation currently matches 50% up to 4% of a participant’s contribution to this plan.

Contributions to the Edelbrock Corporation Plan amounted to $636,000 and $577,000 for the years ended June 30, 2000 and 2001, respectively. For the year ended June 30, 2002, Edelbrock Corporation expensed $614,000 which included plan expenses of $88,000 and a contribution of $526,000 to the 401(k) plan which first funds the match with the remaining balance utilized as a discretionary contribution.

Edelbrock Foundry Corp. maintains a defined contribution profit sharing plan (the “Plan”) covering substantially all employees who have attained one year of service. Contributions to the Plan are at the discretion of the Company’s Board of Directors; however, contributions cannot exceed 15% of the total salaries or wages of the plan participants. During fiscal year 1998, Edelbrock Foundry Corp. established a 401(k) defined contribution plan to enhance the existing plan for participating employees. During fiscal year 2001, the Edelbrock Foundry Corp. combined all of its retirement plans into one all inclusive 401(k) defined contribution plan. In all previous years, plan expenses were paid by the respective plans. Beginning in fiscal year 2002, Edelbrock Foundry Corp. has elected to pay for the plan’s expenses incurred on a go forward basis. At the discretion of the Board of Directors, Edelbrock Foundry Corp. can match participant directed contributions and provide discretionary contributions. Edelbrock Foundry Corp. currently matches 50% up to 4% of a participant’s contribution to this plan.

Contributions to the Edelbrock Foundry Corp. Plan amounted to $65,000 and $55,000 for the years ended June 30, 2000 and 2001, respectively. For the year ended June 30, 2002, Edelbrock Foundry Corp. expensed $59,000 which included plan expenses of $9,000 and a contribution of $50,000 which first funds the match with the remaining balance utilized as a discretionary contribution.

Federal law limits the maximum annual contribution to the lesser of $35,000 or 25% of the total salaries or wages of a plan participant. The Company had accrued contributions of $605,000 and $577,000 at June 30, 2001 and 2002, respectively.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies (continued)

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

Note 7 — Major Customers

During the fiscal years ended June 30, 2000, 2001, and 2002, one customer accounted for 14.8%, 14.5%, and 15.5% of revenues, respectively; another customer accounted for 10.2%, 10.5%, and 10.6% of revenues, respectively.

Note 8 — Dependence on Key Supplier

The Company has entered into an agreement with a key supplier expiring in December 2009 that requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. The Company’s minimum obligation under this agreement aggregates $127,661,000, or $23,211,000 in calendar 2003 and $17,408,000 in each calendar year through 2009. Sales of these automotive carburetors accounted for 41%, 40%, and 38% of the Company’s revenues for the years ended June 30, 2000, 2001, and 2002. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company’s results of operations, since alternative sources for obtaining the types of automotive carburetors marketed by the Company are not readily available. The Company’s inability to source supply with other manufacturers, the Company’s failure to sell automotive carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company’s pricing of automotive carburetors could have a material adverse effect on the Company.

Note 9 — Shareholders’ Equity

     Treasury Stock

At June 30, 2001 and 2002, the Company held 198,900 and 320,806 shares of its common stock in treasury, respectively. The excess of the purchase price over the par value of the common stock has been reflected as a reduction of paid-in capital.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Shareholders’ Equity (continued)

     1994 Incentive Equity Plan

The Company adopted the Edelbrock Corporation 1994 Incentive Equity Plan (the “Plan”) that authorizes the granting of options to purchase shares of Common Stock, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. The maximum number of shares of Common Stock transferred, plus the number of shares of Common Stock covered by outstanding awards granted under the Plan, shall not, in the aggregate exceed 618,750 *. The stock options have been granted at the current quoted market price at the date of grant.

A summary of changes common stock options for employees during 2000, 2001, and 2002 are as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
	Shares*	Per Share*	Exercise Price*

Outstanding at July 1, 1999	379,279	$12.00	$4,550,003
Granted	0	—	0
Exercised	2,640	12.27	32,400
Cancelled	8,647	13.78	119,128

Outstanding at June 30, 2000	367,992	11.95	4,398,475
Granted	49,672	10.29	511,275
Exercised	0	—	0
Cancelled	47,229	13.23	624,888

Outstanding at June 30, 2001	370,435	11.57	4,284,862
Granted	0	—	0
Exercised	2,200	11.36	25,000
Cancelled	5,746	11.37	65,313

Outstanding at June 30, 2002	362,489	12.62	$4,575,900

Options exercisable (vested) at June 30, 2002	331,551	$12.70	$4,209,639

*	On June 7, 2002, the Company paid a 10% stock dividend; accordingly, the number of shares, weighted average exercise price per share, and aggregate exercise price have been retroactively adjusted.

1994 Stock Option Plan For Non-Employee Directors and Common Stock Warrants Issued to Third Parties

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

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Shareholders’ Equity (continued)

On February 19, 1999, for consideration of Amendment No. 4 to the Licensing Agreement (see Note 6), the Company accelerated the vesting allowing the Warrants to purchase 100,000 shares to become fully exercisable at the date of the amendment. In addition, the Company issued two sets of Warrants to purchase 22,414 and 11,501 shares of common stock at $18.00 and $22.00 per share, respectively, to RICOR. The Warrants were granted at a price higher than the current quoted market price at the date of grant. The first set of warrants vest at 33.3% on December 31 of each year for a period of three years. The second set of warrants vest at 20% on December 31 of each year for a period of 5 years. The first set of warrants expired on February 18, 2002. The second set of warrants expire on February 18, 2006.

On June 26, 2000, the Company issued 8,000 shares of common stock at $10.125 per share to Automotive Systems Group Inc. and issued warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $11.00 to JG Engine Dynamics, Inc. The warrants vest annually on June 1st of each year through a period of 4 years with the first 25% vesting on June 1, 2001. The exercise term starts June 1, 2001 and expires on May 31, 2010 (see Note 6).

A summary of changes in options for non-employee directors and common stock warrants during 2000, 2001, and 2002 are as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
	Shares*	Per Share*	Exercise Price*

Outstanding at July 1, 1999	158,856	$14.33	$2,277,144
Granted	88,000	10.00	880,000
Exercised	0	—	0
Cancelled	0	—	0

Outstanding at June 30, 2000	246,856	12.79	3,157,144
Granted	3,850	9.60	36,960
Exercised	0	—	0
Cancelled	3,850	11.59	44,625

Outstanding at June 30, 2001	246,856	12.76	3,149,479
Granted	0	—	0
Exercised	0	—	0
Cancelled	24,655	16.36	403,452

Outstanding at June 30, 2002	222,201	$13.48	$2,995,663

Warrants exercisable (vested) at June 30, 2002	159,721	$14.10	$2,251,996

*	On June 7, 2002, the Company paid a 10% stock dividend; accordingly, the number of shares, weighted average exercise price per share, and aggregate exercise prices have been retroactively adjusted.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Shareholders’ Equity (continued)

     Stock-Based Compensation

FASB Statement 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income and income per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 2001, and fiscal 2002: dividend yield of zero percent, risk-free interest rate of 6 percent, expected lives of ten years, and expected volatility of 64%, 65%, and 65%, respectively. Under the accounting provisions of FASB Statement 123, the Company’s net income and income per share for 2000, 2001, and 2002 would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,

	2000	2001	2002

Net income:
As reported	$8,048,000	$4,792,000	$5,360,000
Pro forma	$7,953,000	$4,675,000	$5,303,000
Earnings per share:*
As reported — Basic	$1.41	$0.86	$0.98
As reported — Diluted	$1.41	$0.86	$0.98
Pro forma — Basic	$1.40	$0.84	$0.97
Pro forma — Diluted	$1.39	$0.84	$0.97

*	Earnings per share have been adjusted to account for the Company’s 10% stock dividend.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Shareholders’ Equity (concluded)

The following table summarizes information about stock options and warrants outstanding at June 30, 2002:

Employee Stock Options:

	Number		Weighted-Average	Number
Range of	of Shares	Weighted-Average	Exercise Price	of Shares	Exercisable
Exercise	Outstanding at	Remaining	for Shares	Exercisable at	Weighted-Average
Prices*	June 30, 2002*	Contractual Life	Outstanding*	June 30, 2002*	Exercise Price*

$10.00-$11.36	336,089	3.82	$12.28	307,351	$12.37
$12.27	1,100	3.86	$13.39	1,100	$13.39
$14.55-$17.73	25,300	6.24	$17.16	23,100	$17.00

$10.00-$17.73	362,489	3.56	$12.62	331,551	$12.70

The weighted average fair value of options granted during the year ended June 30, 2001 was $5.29. No options were granted during the year ended June 30, 2002.

Non-employee options and Warrants:

	Number		Weighted-Average	Number
	of Shares	Weighted-Average	Exercise Price	of Shares	Exercisable
Range of Exercise	Outstanding at	Remaining	for Shares	Exercisable at	Weighted-Average
Prices*	June 30, 2002*	Contractual Life	Outstanding*	June 30, 2002*	Exercise Price*

$9.60-$20.00	222,201	6.35	$13.48	159,721	$14.10

The weighted average fair value of warrants granted during the year ended June 30, 2001 was $5.20. No warrants were granted during the year ended June 30, 2002.

*	- The number of shares outstanding and exercisable and the weighted average exercise price for shares outstanding and exercisable for both common stock options and non-employee options and warrants have been adjusted to reflect to Company’s 10% stock dividend issued on June 7, 2002.

EDELBROCK CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Costs and		Balance at
	Beginning of Year	Expenses	Deductions	End of Year

Year ended June 30, 2002:
Accounts receivable reserve	$500,000	$300,000	$—	$800,000
Inventory reserves	$350,000	$—	$50,000	$300,000
Year ended June 30, 2001:
Accounts receivable reserve	$500,000	$—	$—	$500,000
Inventory reserves	$200,000	$150,000	$—	$350,000
Year ended June 30, 2000:
Accounts receivable reserve	$500,000	$—	$—	$500,000
Inventory reserves	$—	$200,000	$—	$200,000