Form 10-K/A
period 2002-06-30
EDELBROCK CORP
filed 2002-10-18
CIK 929037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A

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

CONSOLIDATED STATEMENTS OF INCOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES

AMENDMENT NO. 1

Edelbrock Corporation hereby amends, as set forth below, its Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 27, 2002 to correct typographical errors shown on the following line items:

1.	“Selling, general and administrative” in its “Consolidated Statements of Income”

2.	Common stock options “Outstanding at June 30, 2002” and Options exercisable (vested) at June 30, 2002” in its “Notes to Consolidated Financial Statements footnote 9.”

3.	Common stock warrants “Outstanding at June 30, 2002” and Options exercisable (vested) at June 30, 2002” in its “Notes to Consolidated Financial Statements footnote 9.”

4.	Employee stock options “Weighted-average Exercise price for shares outstanding” and “exercisable weighted-average exercise price” in its “Notes to Consolidated Financial Statements footnote 9.”

5.	Non-employee options and warrants “Weighted-average Exercise price for shares outstanding” and “exercisable weighted-average exercise price” in its “Notes to Consolidated Financial Statements footnote 9.”

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,

	2000	2001	2002

Revenues (Note 7)	$121,173,000	$115,630,000	$123,579,000
Cost of sales	74,315,000	72,734,000	78,074,000

Gross profit	46,858,000	42,896,000	45,505,000

Operating expenses
Selling, general and administrative	30,762,000	31,607,000	33,151,000
Research and development	3,688,000	3,651,000	3,852,000

Total operating expenses	34,450,000	35,258,000	37,003,000

Operating income	12,408,000	7,638,000	8,502,000
Interest expense	196,000	283,000	96,000
Interest income	385,000	227,000	53,000

Income before taxes on income	12,597,000	7,582,000	8,459,000
Taxes on income (Note 5)	4,549,000	2,790,000	3,099,000

Net income	$8,048,000	$4,792,000	$5,360,000

Net income per share (Note 9):
Basic net income per share *	$1.41	$0.86	$0.98

Diluted net income per share *	$1.41	$0.86	$0.98

Basic weighted average number of shares outstanding *	5,697,000	5,585,000	5,492,000
Effect of dilutive stock options and warrants *	7,000	—	1,000

Diluted weighted average number of shares outstanding *	5,704,000	5,585,000	5,493,000

*	Earnings per share and share amounts have been retroactively adjusted to account for the Company’s 10% stock dividend. See Note 9 of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Shareholders’ Equity (continued)

     1994 Incentive Equity Plan

The Company adopted the Edelbrock Corporation 1994 Incentive Equity Plan (the “Plan”) that authorizes the granting of options to purchase shares of Common Stock, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. The maximum number of shares of Common Stock transferred, plus the number of shares of Common Stock covered by outstanding awards granted under the Plan, shall not, in the aggregate exceed 618,750*. The stock options have been granted at the current quoted market price at the date of grant.

A summary of changes common stock options for employees during 2000, 2001, and 2002 are as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
	Shares *	Per Share *	Exercise Price *

Outstanding at July 1, 1999	379,279	$12.00	$4,550,003
Granted	0	—	0
Exercised	2,640	12.27	32,400
Cancelled	8,647	13.78	119,128

Outstanding at June 30, 2000	367,992	11.95	4,398,475
Granted	49,672	10.29	511,275
Exercised	0	—	0
Cancelled	47,229	13.23	624,888

Outstanding at June 30, 2001	370,435	11.57	4,284,862
Granted	0	—	0
Exercised	2,200	11.36	25,000
Cancelled	5,746	11.37	65,313

Outstanding at June 30, 2002	362,489	11.57	$4,194,549

Options exercisable (vested) at June 30, 2002	331,551	$11.64	$3,858,814

*	On June 7, 2002, the Company paid a 10% stock dividend; accordingly, the number of shares, weighted average exercise price per share, and aggregate exercise price have been retroactively adjusted.

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

A summary of changes in options for non-employee directors and common stock warrants during 2000, 2001, and 2002 are as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
	Shares *	Per Share *	Exercise Price *

Outstanding at July 1, 1999	158,856	$14.33	$2,277,144
Granted	88,000	10.00	880,000
Exercised	0	—	0
Cancelled	0	—	0

Outstanding at June 30, 2000	246,856	12.79	3,157,144
Granted	3,850	9.60	36,960
Exercised	0	—	0
Cancelled	3,850	11.59	44,625

Outstanding at June 30, 2001	246,856	12.76	3,149,479
Granted	0	—	0
Exercised	0	—	0
Cancelled	24,655	16.36	403,452

Outstanding at June 30, 2002	222,201	$12.36	$2,746,027

Warrants exercisable (vested) at June 30, 2002	159,721	$12.92	$2,064,332

*	On June 7, 2002, the Company paid a 10% stock dividend; accordingly, the number of shares, weighted average exercise price per share, and aggregate exercise prices have been retroactively adjusted.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Shareholders’ Equity (concluded)

The following table summarizes information about stock options and warrants outstanding at June 30, 2002:

Employee stock options:

	Number		Weighted-Average	Number	Exercisable
Range of	of Shares	Weighted-Average	Exercise Price	of Shares	Weighted-
Exercise	Outstanding at	Remaining	for Shares	Exercisable at	Average
Prices *	June 30, 2002 *	Contractual Life	Outstanding *	June 30, 2002 *	Exercise Price *

$10.00 - $11.36	336,089	3.82	$11.26	307,351	$11.34
$12.27	1,100	3.86	$12.27	1,100	$12.27
$14.55 - $17.73	25,300	6.24	$15.73	23,100	$15.58

$10.00 - $17.73	362,489	3.56	$11.57	331,551	$11.64

The weighted average fair value of options granted during the year ended June 30, 2001 was $5.29. No options were granted during the year ended June 30, 2002.

Non-employee options and warrants:

	Number		Weighted-Average	Number	Exercisable
Range of	of Shares	Weighted-Average	Exercise Price	of Shares	Weighted-
Exercise	Outstanding at	Remaining	for Shares	Exercisable at	Average
Prices *	June 30, 2002 *	Contractual Life	Outstanding *	June 30, 2002 *	Exercise Price *

$9.60 - $20.00	222,201	6.35	$12.36	159,721	$12.92

The weighted average fair value of warrants granted during the year ended June 30, 2001 was $5.20. No warrants were granted during the year ended June 30, 2002.

*	The number of shares outstanding and exercisable and the weighted average exercise price for shares outstanding and exercisable for both common stock options and non-employee options and warrants have been adjusted to reflect to Company’s 10% stock dividend issued on June 7, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

October 17, 2002	EDELBROCK CORPORATION

By:	ARISTEDES T. FELES

Aristedes T. Feles Vice President Finance, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* O. Victor Edelbrock	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	October 17, 2002

* Jeffrey L. Thompson	Executive Vice President, Chief Operating Officer and Director	October 17, 2002

ARISTEDES T. FELES Aristedes T. Feles	Vice-President, Finance and Director (Principal Financial Officer and Principal Accounting Officer)	October 17, 2002

* Cathleen Edelbrock	Vice President of Advertising, and Director	October 17, 2002

* Timothy D. Pettit	Director	October 17, 2002

* Dr. Cornelius J. Pings	Director	October 17, 2002

* Jerry Herbst	Director	October 17, 2002

* Richard Wilbur	Director	October 17, 2002

ARISTEDES T. FELES *By: Aristedes T. Feles Attorney-in-fact		October 17, 2002