Form 10-Q
period 2002-09-25
EDELBROCK CORP
filed 2002-11-08
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2002	Commission File Number 34-24802

EDELBROCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0627520

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 California Street, Torrance, California	90503

(Address of principal executive offices)	(Zip Code)

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

Yes    [X]              No    [   ]

As of November 8, 2002, the Company had 5,451,915 shares of Common Stock outstanding.

EDELBROCK CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 2002
INDEX

			Page

Part I	FINANCIAL STATEMENTS

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of September 25, 2002 and June 30, 2002	3

		Consolidated Statements of Income for the Three Months Ended September 25, 2002 and 2001	4

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 25, 2002 and 2001	5

		Notes to Condensed Consolidated Interim Financial Statements	6-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	12

	Item 4.	Disclosure Controls and Procedures	12

Part II	OTHER INFORMATION		13

SIGNATURES			14

302 CERTIFICATIONS			15-16

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25,	June 30,
	2002	2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,113,000	$7,682,000
Accounts receivable, net	24,846,000	31,892,000
Inventories	26,775,000	23,359,000
Prepaid expenses and other	2,977,000	2,869,000

Total current assets	59,711,000	65,802,000
Property, plant and equipment, net	38,651,000	38,564,000
Goodwill	1,172,000	1,172,000
License agreement	758,000	758,000
Other	1,252,000	1,266,000

Total assets	$101,544,000	$107,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,857,000	$14,519,000
Accrued expenses	3,814,000	4,954,000
Current portion of long-term debt	60,000	67,000

Total current liabilities	12,731,000	19,540,000
Long-term debt	519,000	527,000
Deferred income taxes	3,263,000	3,318,000
Shareholders’ equity	85,031,000	84,177,000

Total liabilities and shareholders’ equity	$101,544,000	$107,562,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	September 25,

	2002	2001

Revenues	$25,874,000	$25,425,000
Cost of sales	15,839,000	16,282,000

Gross profit	10,035,000	9,143,000

Operating expenses
Selling, general and administrative	7,844,000	7,254,000
Research and development	835,000	813,000

Total operating expenses	8,679,000	8,067,000

Operating income	1,356,000	1,076,000
Interest expense	20,000	9,000
Interest income	20,000	33,000

Income before taxes on income	1,356,000	1,100,000
Taxes on income	502,000	407,000

Net income	$854,000	$693,000

Basic net income per share *	$0.16	$0.12

Diluted net income per share *	$0.16	$0.12

Basic weighted average number of shares outstanding *	5,452,000	5,584,000
Effect of dilutive stock options and warrants	12,000	—

Diluted weighted average number of shares outstanding *	5,464,000	5,584,000

*	Net income per share and share amounts for the three months ended September 25, 2001 have been retroactively adjusted to account for the Company’s 10% stock dividend distributed in June 2002.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	September 25,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents
Operating activities
Net income	$854,000	$693,000
Depreciation and amortization	1,342,000	1,517,000
Loss (gain) on sale of equipment	(2,000)	3,000
Net change in operating assets and liabilities	(3,381,000)	(3,620,000)

Net cash used in operating activities	(1,187,000)	(1,407,000)

Investing activities
Acquisition of property, plant and equipment	(1,431,000)	(1,412,000)
Issuance of notes receivable	—	(38,000)
Distributions from partnership	60,000	70,000
Proceeds from sale of equipment	4,000	22,000

Net cash used in investing activities	(1,367,000)	(1,358,000)

Financing activities
Payments to acquire treasury stock	—	(68,000)
Debt repayments	(15,000)	(10,000)

Net cash used in financing activities	(15,000)	(78,000)

Net decrease in cash and cash equivalents	(2,569,000)	(2,843,000)
Cash and cash equivalents at beginning of period	7,682,000	5,995,000

Cash and cash equivalents at end of period	$5,113,000	$3,152,000

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$20,000	$9,000

Income taxes	$960,000	$580,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements of Edelbrock Corporation (the “Company”) at September 25, 2002 and for the three month periods ended September 25, 2002 and 2001 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2002 balance sheet was derived from the balance sheet included in the Company’s audited consolidated financial statements as included in the Company’s Form 10-K for its fiscal year ended June 30, 2002 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three-month period ended September 25, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

Accounts Receivable

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and, (ii) the Company’s specific assessment of the collectibility of all past due accounts.

Segment Reporting

The Company is centrally managed and operates in one business segment: specialty automotive and motorcycle aftermarket parts.

Note 1 — Summary of Significant Accounting Policies (concluded)

Basic and Diluted Net Income Per Share Information

Basic net income per share is based upon the weighted average number of common shares outstanding which has been retroactively adjusted to reflect the Company’s 10% stock dividend distributed in June 2002. Diluted net income per share is based on the assumption that options and warrants are included in the calculation of diluted net income per share, except when their effect would be anti-dilutive. Dilution is computed by applying the “treasury stock” method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Below is the calculation of basic and diluted net income per share for each period:

	Three Months Ended
	September 25,

	2002	2001

Net income	$854,000	$693,000

Basic weighted average shares outstanding *	5,452,000	5,584,000
Employee stock options and warrants *	12,000	—

Diluted weighted average shares outstanding *	5,464,000	5,584,000

Net income per share: *
Basic	$0.16	$0.12

Diluted	$0.16	$0.12

The following options and warrants were excluded from the computation of diluted net income per share as a result of the exercise price exceeding the average market price of the shares of common stock:

	Three Months Ended
	September 25,

	2002	2001

Options and warrants to purchase shares of common stock *	62,344	184,680

Exercise prices *	$11.36 - $20.00	$9.60 - $20.00

*	References to share amounts, net income per share, and exercise prices reflect a 10% stock dividend distributed in June 2002.

Note 2 — Inventories

Inventories at September 25, 2002 and June 30, 2002 consisted of the following:

	September 25,	June 30,

	(Unaudited)
Raw materials	$15,702,000	$13,306,000
Work in process	2,054,000	2,056,000
Finished goods	9,019,000	7,997,000

	$26,775,000	$23,359,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarter ended September 25, 2002. The following should be read in conjunction with the Condensed Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

     Overview

The Company was founded in 1938, and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other performance components for most domestic V8 and selected V6 engines and sport compact 4 cylinder engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and other selected brand motorcycles. Also, through the acquisition of certain assets of Russell Performance Products, Inc., the Company offers performance plumbing and brake lines which includes street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use. The Company currently offers approximately 7,500 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

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

     Manufacturing Capacity

The Company used substantially all of its manufacturing capacity for producing its specialty performance automotive and motorcycle aftermarket parts for the quarter ended September 25, 2002.

     Seasonality

The Company’s sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company’s fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in these quarters. This seasonality typically results in reduced earnings for the Company’s first quarter because a significant portion of operating expenses is fixed throughout the fiscal year.

Three Months Ended September 25, 2002, Compared to Three Months Ended September 25, 2001:

     Revenues

Revenues increased 1.8% to $25.9 million for the three months ended September 25, 2002 from $25.4 million for the same period of 2001. This slight increase was primarily the result of an increase of approximately $582,000, or 6.3%, in the sale of Edelbrock automotive carburetors; and an increase of approximately $375,000, or 6.6%, in the sale of aluminum intake manifolds; offset by a decrease of approximately $118,000, or 9.2% , in the sale of Russell Performance products; a decrease of approximately $239,000, or 14.4%, in the sale of valve covers and air cleaners; and a decrease of approximately $122,0000, or 14.3%, in the sale of shock absorbers. The overall increase can also be partially attributed to the Company’s product price increases which went into effect January 1, 2002. The price increase ranged from 0% to 5.0%, which resulted in an effective price increase of approximately 3.5% overall.

     Cost of Sales

Cost of sales decreased 2.7% to $15.8 million for the three months ended September 25, 2002 from $16.3 million for the same period of 2001. As a percent of revenues, cost of sales decreased to 61.2% for the three months ended September 25, 2002 from 64.0% for the same period of 2001. The decrease in cost of sales as a percent of revenues was primarily due to the Company’s increase in sales prices which became effective for orders received after January 1, 2002 and a decrease in depreciation expense.

     Selling, General and Administrative Expense

Selling, general and administrative expenses increased 8.1% to $7.8 million for the three months ended September 25, 2002 from $7.3 million for the same period of 2001. As a percent of revenues, selling, general and administrative expense increased to 30.3% for the three months ended September 25, 2002 from 28.5% for the same period of 2001. The increase in expenses and as a percentage of revenues were mainly due to increased shipping costs, salaries, and advertising and marketing expenditures in connection with the promotion of existing and new product applications.

     Research and Development Expense

Research and development (“R & D”) expense increased 2.7% to $835,000 for the three months ended September 25, 2002 from $813,000 for the same period of 2001. As a percent of revenues, R & D expense remained unchanged at 3.2% for the three months ended September 25, 2002 and for the same period of 2001.

     Interest Expense

Interest expense increased 122.2% to $20,000 for the three months ended September 25, 2002 from $9,000 for the same period of 2001. The increase was primarily due to interest paid to the State of Michigan for taxes accrued in 1999, 2000, and 2001 for which the State of Michigan declared it was owed. The Company re-allocated certain California income to the State of Michigan for these periods. The Company has paid these taxes plus interest to the State of Michigan and has filed for a refund from the State of California for the same three years that is substantially equal to the taxes paid to the State of Michigan.

     Interest Income

Interest income decreased 39.4% to $20,000 for the three months ended September 25, 2002 from $33,000 for the same period in 2001. The decrease was primarily due to lower interest rates and a decrease in the balance of invested funds.

     Taxes on Income

The provision for income taxes increased to $502,000 for the three months ended September 25, 2002 from $407,000 for the 2001 period. The effective tax rate for both the 2002 and 2001 periods was approximately 37%.

     Net Income

The Company’s net income for the three months ended September 25, 2002 increased 23.2% to $854,000 from $693,000 for the same period of 2001. This increase was the result of the items mentioned above.

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

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $1.4 million during the first quarter of fiscal year 2003 mainly for new machinery and computer equipment and anticipates making additional capital expenditures of approximately $2.5 - $4.0 million for the remainder of fiscal year 2003 primarily for additional capital equipment to increase production capacity and efficiency.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT & SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the prime rate (4.75% as of September 25, 2002) and expires on February 1, 2003. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of September 25, 2002, the Company’s outstanding balance on the Revolving Credit Facility was zero.

Item 4. Controls and Procedures

The Company’s President, Chief Executive Officer, and Chairman of the Board, O. Victor Edelbrock, and the Company’s Vice-President of Finance and Chief Financial Officer, Aristedes T. Feles, have evaluated the Company’s internal controls and disclosure controls and procedures within 90 days of the filing of this report. These controls and procedures are designed to ensure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to Messrs. Edelbrock and Feles on a timely basis.

Based on their evaluation, Messrs. Edelbrock and Feles concluded that the Company’s internal controls and disclosure controls and procedures are suitable and effective for the Company, taking into consideration the size and nature of the Company’s business and operations. No significant deficiencies or material weaknesses in the controls or procedures were detected, and no corrective actions were necessary. Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls, disclosure controls and procedures, or in other factors that could significantly affect the controls or procedures.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

99.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended September 25, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDELBROCK CORPORATION Registrant

Date: November 8, 2002	ARISTEDES T. FELES Aristedes T. Feles Vice President of Finance Chief Financial Officer and Director

SECTION 302 CERTIFICATION

I, O. Victor Edelbrock, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Edelbrock Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Edelbrock Corporation as of, and for, the periods presented in this quarterly report;

4.	Edelbrock Corporation’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Edelbrock Corporation and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Edelbrock Corporation, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Edelbrock Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Edelbrock Corporation’s other certifying officer and I have disclosed, based on our most recent evaluation, to Edelbrock Corporation’s auditors and the Audit Committee of Edelbrock Corporation’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Edelbrock Corporation’s ability to record, process, summarize and report financial data and have identified for Edelbrock Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Edelbrock Corporation’s internal controls; and

6.	Edelbrock Corporation’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By:	O. VICTOR EDELBROCK

Name:	O. Victor Edelbrock
Title:	Chairman, President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Aristedes T. Feles, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Edelbrock Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Edelbrock Corporation as of, and for, the periods presented in this quarterly report;

4.	Edelbrock Corporation’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Edelbrock Corporation and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Edelbrock Corporation, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Edelbrock Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Edelbrock Corporation’s other certifying officer and I have disclosed, based on our most recent evaluation, to Edelbrock Corporation’s auditors and the Audit Committee of Edelbrock Corporation’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Edelbrock Corporation’s ability to record, process, summarize and report financial data and have identified for Edelbrock Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Edelbrock Corporation’s internal controls; and

6.	Edelbrock Corporation’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By:	ARISTEDES T. FELES

Name:	Aristedes T. Feles
Title:	Vice-President of Finance and Chief Financial Officer