Form 10-Q
period 2002-12-25
EDELBROCK CORP
filed 2003-02-10
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 25, 2002	Commission File Number 34-24802

EDELBROCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0627520 (I.R.S. Employer Identification Number)

2700 California Street, Torrance, California (Address of principal executive offices)	90503 (Zip Code)

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

Yes   [X]         No   [  ]

As of February 10, 2003, the Company had 5,451,915 shares of Common Stock outstanding.

EDELBROCK CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 25, 2002

INDEX

		Page

Part I FINANCIAL STATEMENTS
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 25, 2002 and June 30, 2002	3
	Consolidated Statements of Income for the Three Months and Six Months Ended December 25, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 25, 2002 and 2001	5
	Notes to Consolidated Interim Financial Statements	6-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	17
Part II OTHER INFORMATION		18-22

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 25,	June 30,
	2002	2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,615,000	$7,682,000
Accounts receivable, net	29,015,000	31,892,000
Inventories	25,568,000	23,359,000
Prepaid expenses and other	2,873,000	2,869,000

Total current assets	60,071,000	65,802,000

Property, plant and equipment, net	39,104,000	38,564,000
Goodwill	1,172,000	1,172,000
License agreement	758,000	758,000
Other	1,329,000	1,266,000

Total assets	$102,434,000	$107,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,350,000	$14,519,000
Accrued expenses	4,110,000	4,954,000
Current portion of long-term debt	56,000	67,000

Total current liabilities	12,516,000	19,540,000

Long-term debt	508,000	527,000
Deferred income taxes	3,182,000	3,318,000

Shareholders’ equity	86,228,000	84,177,000

Total liabilities and shareholders’ equity	$102,434,000	$107,562,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	December 25,		December 25,

	2002	2001	2002	2001

Revenues	$31,015,000	$30,642,000	$56,889,000	$56,067,000
Cost of sales	19,918,000	19,716,000	35,757,000	35,998,000

Gross profit	11,097,000	10,926,000	21,132,000	20,069,000

Operating expenses
Selling, general and administrative	8,263,000	8,021,000	16,107,000	15,275,000
Research and development	942,000	852,000	1,777,000	1,665,000

Total operating expenses	9,205,000	8,873,000	17,884,000	16,940,000

Operating income	1,892,000	2,053,000	3,248,000	3,129,000

Interest expense	11,000	11,000	31,000	20,000
Interest income	18,000	3,000	38,000	36,000

Income before taxes on income	1,899,000	2,045,000	3,255,000	3,145,000
Taxes on income	702,000	757,000	1,204,000	1,164,000

Net income	$1,197,000	$1,288,000	$2,051,000	$1,981,000

Basic net income per share	$0.22	$0.23	$0.38	$0.36

Diluted net income per share	$0.22	$0.23	$0.38	$0.36

Basic weighted average number of shares outstanding	5,452,000	5,492,000	5,452,000	5,537,000
Effect of diluted stock options and warrants	5,000	—	9,000	—

Diluted weighted average number of shares outstanding	5,457,000	5,492,000	5,461,000	5,537,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	December 25,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents
Operating activities
Net income	$2,051,000	$1,981,000
Depreciation and amortization	2,798,000	3,079,000
Net change in operating assets and liabilities	(6,629,000)	(9,612,000)

Net cash used in operating activities	(1,780,000)	(4,552,000)

Investing activities
Capital expenditures	(3,325,000)	(1,962,000)
Other	68,000	113,000

Net cash used in investing activities	(3,257,000)	(1,849,000)

Financing activities
Payments to acquire treasury stock	—	(1,078,000)
Dividends paid on common stock	—	(100,000)
Borrowings under line of credit	—	1,570,000
Net borrowings (repayments) of debt	(30,000)	14,000

Net cash provided by (used in) financing activities	(30,000)	406,000

Net decrease in cash and cash equivalents	(5,067,000)	(5,995,000)
Cash and cash equivalents at beginning of period	7,682,000	5,995,000

Cash and cash equivalents at end of period	$2,615,000	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for Interest	$31,000	$20,000

Income taxes	$1,954,000	$1,464,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of Edelbrock Corporation (the “Company”) at December 25, 2002 and for the three and six month periods ended December 25, 2002 and 2001 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2002 balance sheet was derived from the balance sheet included in the Company’s audited consolidated financial statements as included in the Company’s Form 10-K for its fiscal year ended June 30, 2002 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in audited financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and six month periods ended December 25, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

Accounts Receivable and Accounts Receivable Reserves

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and, (ii) the Company’s specific assessment of the collectibility of all past due accounts. The actual cash and other discounts, returns and credit losses have not differed materially from accrued estimated amounts for the six months ended December 25, 2002 period.

Segment Reporting

The Company is centrally managed and operates in one business segment: specialty automotive and motorcycle aftermarket parts.

Controlling Shareholder

As of December 25, 2002, O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, has beneficial ownership of 52% of the Company’s common shares. As a result, Mr. Edelbrock has the ability to control the Company’s operations.

Note 2 – New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company intends to adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal year ended June 30, 2003 and will adopt the interim disclosure provisions for financial reports for the quarter ended March 25, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is “planned”. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and does not expect the adoption to have a material impact on its results of operations, financial position or liquidity.

Note 3 — Inventories

Inventories at December 25, 2002 and June 30, 2002 consisted of the following:

	December 25,	June 30,

	(Unaudited)
Raw materials	$15,082,000	$13,306,000
Work in process	2,048,000	2,056,000
Finished goods	8,438,000	7,997,000

	$25,568,000	$23,359,000

Note 4 – Basic and Diluted Net Income Per Share

Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that options and warrants are included in the calculation of diluted net income per share, except when their effect would be anti-dilutive. Dilution is computed by applying the “treasury stock” method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Both basic and diluted net income per share have been retroactively adjusted to reflect the Company’s 10% stock dividend distributed in June 2002. Below is the calculation of basic and diluted net income per share for each period:

	Three Months Ended		Six Months Ended
	December 25,		December 25,

	2002	2001	2002	2001

Net income	$1,197,000	$1,288,000	$2,051,000	$1,981,000

Basic weighted average shares outstanding *	5,452,000	5,492,000	5,452,000	5,537,000
Stock options and warrants *	5,000	—	9,000	—

Diluted weighted average shares outstanding *	5,457,000	5,492,000	5,461,000	5,537,000

Net income per share: *
Basic	$0.22	$0.23	$0.38	$0.36

Diluted	$0.22	$0.23	$0.38	$0.36

The following options and warrants were excluded from the computation of diluted net income per share as a result of the exercise prices exceeding the average market prices of the underlying shares of common stock:

	Three Months Ended		Six Months Ended
	December 25,		December 25,

	2002	2001	2002	2001

Options and warrants to purchase shares of common stock *	488,345	617,291	488,345	617,291

Exercise prices *	$11.36 - $20.00	$9.60 - $20.00	$11.36 - $20.00	$9.60 - $20.00

*	References to share amounts, net income per share, and exercise prices reflect a 10% stock dividend distributed in June 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and six months ended December 25, 2002 and 2001. The following should be read in conjunction with the consolidated interim financial statements and related notes appearing elsewhere herein.

     Overview

The Company was founded in 1938 and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other performance components for most domestic V8 and selected V6 engines and sport compact 4 cylinder engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and other selected brand motorcycles. Also, through the acquisition of certain assets of Russell Performance Products, Inc., the Company offers performance plumbing and brake lines which include street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use. The Company currently offers approximately 7,500 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

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

     Manufacturing Capacity

The Company used substantially all of its manufacturing capacity to produce its specialty performance automotive and motorcycle aftermarket parts for the quarter ended December 25, 2002.

     Seasonality

The Company’s sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company’s fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be higher in these quarters. This seasonality typically results in reduced earnings for the Company’s first quarter because a significant portion of operating expenses is fixed throughout the fiscal year.

Three Months Ended December 25, 2002 Compared to Three Months Ended
      December 25, 2001:

     Revenues

Revenues increased 1.2% to $31.0 million for the three months ended December 25, 2002 from $30.6 million for the same period of 2001. This slight increase was primarily the result of an increase of approximately $792,000, or 23.7%, in the sale of aluminum cylinder heads; and an increase of approximately $972,000, or 72.7% , in the sale of Russell Performance products; offset by a decrease of approximately $1.0 million, or 8.4%, in the sale of Edelbrock automotive carburetors; a decrease of approximately $424,000, or 5.8%, in the sale of aluminum intake manifolds; and a decrease of approximately $131,000, or 17.5%, in the sale of shock absorbers. Part of the increase can also be attributed to the Company’s product price increases which went into effect in early calendar year 2002. The price increase ranged from 0% to 5.0%, which resulted in an effective overall price increase of approximately 3.5%.

     Cost of Sales

Cost of sales increased 1.0% to $19.9 million for the three months ended December 25, 2002 from $19.7 million for the same period of 2001. The increase was due in part to increased labor costs and workers’ compensation insurance expenses. As a percentage of revenues, cost of sales decreased to 64.2% for the three months ended December 25, 2002 from 64.3% for the same period of 2002. The slight decrease in cost of sales as a percentage of revenues was primarily due to the Company’s product price increases and a change in sales mix toward items for which the Company achieves higher margins.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 3.0% to $8.3 million for the three months ended December 25, 2002 from $8.0 million for the same period of 2001. As a percentage of revenues, selling, general and administrative expense increased to 26.6% for the three months ended December 25, 2002 from 26.2% for the same period of 2001. The increases were mainly due to increases in labor rates, medical costs, and advertising expenditures.

     Research and Development Expense

Research and development expense increased 10.6% to $942,000 for the three months ended December 25, 2002 from $852,000 for the same period of 2001. As a percentage of revenues, research and development expense increased to 3.0% for the three months ended December 25, 2002 from 2.8% for the same period of 2001. The increase was primarily the result of higher labor and development costs associated with new products.

     Interest Expense

Interest expense remained relatively unchanged at $11,000 for the three months ended December 25, 2002 and 2001.

     Interest Income

Interest income increased to $18,000 for the three months ended December 25, 2002 from $3,000 for the same period of 2001. The increase was primarily due to an increase in the balance of invested cash.

     Taxes on Income

The provision for income taxes decreased to $702,000 for the three months ended December 25, 2002 from $757,000 for the same period of 2001. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the three months ended December 25, 2002 decreased 7.1% to $1.2 million from $1.3 million for the same period of 2001. This decrease was primarily the result of the items mentioned above.

Six Months Ended December 25, 2002 Compared to Six Months Ended
      December 25, 2001

     Revenues

Revenues increased 1.5% to $56.9 million for the six months ended December 25, 2002 from $56.1 million for the same period of 2001. This slight increase was primarily the result of an increase of approximately $847,000, or 12.2%, in the sale of aluminum cylinder heads; and an increase of approximately $854,000, or 32.6%, in the sale of Russell Performance products; offset by a decrease of approximately $452,000, or 2.1%, in the sale of Edelbrock automotive carburetors; and a decrease of approximately $253,000, or 15.8%, in the sale of shock absorbers. Part of the increase can also be attributed to the Company’s product price increases which went into effect in early calendar year 2002. The price increase ranged from 0% to 5.0%, which resulted in an effective overall price increase of approximately 3.5%.

     Cost of Sales

Cost of sales decreased 0.7% to $35.8 million for the six months ended December 25, 2002 from $36.0 million for the same period of 2001. As a percentage of revenues, cost of sales decreased to 62.9% for the six months ended December 25, 2002 from 64.2% for the same period of 2001. This decrease in cost of sales as a percentage of revenues was primarily due to the Company’s product price increases and a change in sales mix toward items for which the Company achieves higher margins.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 5.4% to $16.1 million for the six months ended December 25, 2002 from $15.3 million for the same period of 2001. As a percentage of revenues, selling, general and administrative expense increased to 28.3% for the six months ended December 25, 2002 from 27.2% for the same period of 2001. The increases were partly due to increases in labor rates, medical costs, and advertising expenditures.

     Research and Development Expense

Research and development expense increased 6.7% to $1.8 million for the six months ended December 25, 2002 from $1.7 million for the same period of 2001. As a percent of revenues, research and development expense increased to 3.1% for the six months ended December 25, 2002 from 3.0% for the same period of 2001. The increases were primarily the result of higher labor costs and development costs associated with new products.

     Interest Expense

Interest expense increased to $31,000 for the six months ended December 25, 2002 from $20,000 for the same period of 2001.

     Interest Income

Interest income increased 5.6% to $38,000 for the six months ended December 25, 2002 from $36,000 for the same period of 2001.

     Taxes on Income

The provision for income taxes remained relatively unchanged at $1.2 million for the six months ended December 25, 2002 and 2001. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the six months ended December 25, 2002 increased 3.5% to $2.1 million from $2.0 million for the same period of 2001. This increase was primarily the result of the items mentioned above.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The following paragraphs include a discussion of accounting policies critical to the Company:

     Revenue Recognition

Revenue is recognized upon shipment of products by the Company. All shipments are made only upon written or electronic contractual agreements with the Company’s customers.

     Accounts Receivable and Accounts Receivable Reserves

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and (ii) the Company’s specific assessment of the collectibility of all past due accounts. The actual cash and other discounts, returns and credit losses have not differed materially from accrued estimated amounts for the six months ended December 25, 2002.

     Inventories

Inventories, which consist of raw materials, work in process, and finished goods, are stated at the lower of cost (first-in, first-out method) or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

     Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset might be impaired. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative industry or economic trends. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The Company is required to make estimates of its future cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Other assumptions include determining the discount rate and future growth rates.

     Self-Insurance Liabilities

The Company’s obligation for employee-health care benefits is self-insured for which the Company uses a third party administrator to process all claims and benefits. Employee health care insurance liabilities are accrued based on historical claims experience and risk exposure levels. Eligible losses on a per claim basis and in the aggregate for all eligible claims in excess of self-insurance levels and up to stated limits of liability are covered by insurance policies purchased from third-party insurers.

Liquidity and Capital Resources

The Company’s liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company’s $8.0 million revolving credit facility (“Revolving Credit Facility”) which expires on February 1, 2005. Due to seasonal demand for the Company’s products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $3.3 million during the first two quarters of fiscal year 2003 mainly for new machinery and computer equipment and anticipates making additional capital expenditures of approximately $1.0 — $2.0 million for the remainder of fiscal year 2003 primarily for additional capital equipment to increase production capacity and efficiency.

Contractual Obligations

The table below summarizes the Company’s contractual obligations:

	Payments Due By Period End June 30,

				2008 and
Contractual Obligations	2003	2004 to 2005	2006 to 2007	Thereafter	Total

Purchase commitments[1]	$11,606,000	$37,718,000	$34,817,000	$43,520,000	$127,661,000
Employee contracts[2]	423,000	899,000	—	—	1,322,000
Long-term debt	6,000	18,000	8,000	437,000	469,000
Capital leases	30,000	68,000	6,000	—	104,000

Total	$12,065,000	$38,703,000	$34,831,000	$43,957,000	$129,556,000

1-	The Company has an agreement with Magneti Marelli, USA, Inc., who is the key supplier of automotive carburetors for the Company. The agreement expires in December 2009 and requires, among other things, that (i) the Company sell only automotive carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company’s results of operations, since alternative sources for obtaining the types of automotive carburetors marketed by the Company are not readily available. The Company’s inability to obtain automotive carburetors from other manufacturers, the Company’s failure to sell automotive carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company’s pricing of automotive carburetors could have a material adverse effect on the Company. The Company’s minimum obligation under this agreement is based on a calendar year basis. However, as the above table is presented on a fiscal year basis, one half ($11,606,000) of the calendar year 2003 commitment of $23,211,000 was presented.

2-	The Company has employment agreements with its President and two other officers expiring on June 30, 2004 and one other officer expiring on October 31, 2005. The agreements provide for base salaries of $899,000 per year in the aggregate, with an annual raise and bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company. Upon termination of any officer’s employment during the term of the agreement for any reason other than “cause,” death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to the then current annual base compensation plus an amount equal to the bonus paid the year prior to such termination.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, N.A.. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the prime rate (4.25% as of December 25, 2002) and expires on February 1, 2005. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of December 25, 2002, the Company’s outstanding balance on the Revolving Credit Facility was zero.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 20, 2002, the Company held its annual meeting of shareholders in Torrance, California. At that meeting, the shareholders re-elected all eight directors nominated by the Board of Directors. The number of votes cast for or against each director were as follows:

Director	FOR	AGAINST	UNVOTED

O. Victor Edelbrock	4,372,268	234,807	844,840
Jeffrey L. Thompson	4,382,278	224,797	844,840
Aristedes T. Feles	4,382,278	224,797	844,840
Cathleen Edelbrock	4,382,278	224,797	844,840
Timothy D. Pettit	4,591,418	15,657	844,840
Jerry Herbst	4,591,418	15,657	844,840
Dr. Cornelius J. Pings	4,591,418	15,657	844,840
Richard M. Wilbur	4,534,513	72,562	844,840

In addition, the shareholders approved by a vote of 4,604,496 “FOR”, 3,198 “ABSTAINED”, 840,421 “UNVOTED”, and 3,800 “AGAINST”, the ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending June 30, 2003.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

10.1 Amendment to Business Loan Agreement Between Edelbrock Corporation and Bank of America, N.A.

99.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended December 25, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDELBROCK CORPORATION Registrant

Date: February 10, 2003	ARISTEDES T. FELES

Aristedes T. Feles Vice President Finance, Chief Financial Officer and Director

SECTION 302 CERTIFICATION

I, O. Victor Edelbrock, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Edelbrock Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Edelbrock Corporation as of, and for, the periods presented in this quarterly report;

4.	Edelbrock Corporation’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Edelbrock Corporation and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Edelbrock Corporation, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	Edelbrock Corporation’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003
	By:	O. VICTOR EDELBROCK

	Name: Title:	O. Victor Edelbrock Chairman, President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Aristedes T. Feles, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Edelbrock Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Edelbrock Corporation as of, and for, the periods presented in this quarterly report;

4.	Edelbrock Corporation’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Edelbrock Corporation and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Edelbrock Corporation, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	Edelbrock Corporation’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003	By:	ARISTEDES T. FELES

	Name: Title:	Aristedes T. Feles Vice-President of Finance and Chief Financial Officer