Form 10-Q
period 2003-03-25
EDELBROCK CORP
filed 2003-05-07
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 25, 2003	Commission File Number 34-24802

EDELBROCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0627520 (I.R.S. Employer Identification Number)

2700 California Street, Torrance, California	90503

(Address of principal executive offices)	(Zip Code)

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of May 7, 2003, the Company had 5,451,915 shares of Common Stock outstanding.

EDELBROCK CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 25, 2003
INDEX

			Page

Part I	FINANCIAL STATEMENTS
	Item 1.	Interim Financial Statements
		Condensed Consolidated Balance Sheets as of March 25, 2003 and June 30, 2002	3
		Consolidated Statements of Income for the Three Months and Nine Months Ended March 25, 2003 and 2002	4
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 25, 2003 and 2002	5
		Notes to Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20
	Item 4.	Controls and Procedures	20
Part II	OTHER INFORMATION		21-24

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 25,	June 30,
	2003	2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$7,682,000
Accounts receivable, net	30,970,000	31,892,000
Inventories	29,018,000	23,359,000
Prepaid expenses and other	3,884,000	2,869,000

Total current assets	63,872,000	65,802,000
Property, plant and equipment, net	38,705,000	38,564,000
Goodwill	1,172,000	1,172,000
License agreement	758,000	758,000
Other	1,312,000	1,266,000

Total assets	$105,819,000	$107,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,799,000	$14,519,000
Accrued expenses	3,854,000	4,954,000
Current portion of long-term debt	52,000	67,000

Total current liabilities	15,705,000	19,540,000
Long-term debt	523,000	527,000
Deferred income taxes	3,153,000	3,318,000
Shareholders’ equity	86,438,000	84,177,000

Total liabilities and shareholders’ equity	$105,819,000	$107,562,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	March 25,		March 25,

	2003	2002	2003	2002

Revenues	$25,658,000	$28,194,000	$82,547,000	$84,261,000
Cost of sales	16,404,000	17,783,000	52,161,000	53,781,000

Gross profit	9,254,000	10,411,000	30,386,000	30,480,000

Operating expenses
Selling, general and administrative	8,056,000	7,674,000	24,163,000	22,949,000
Research and development	865,000	912,000	2,642,000	2,577,000

Total operating expenses	8,921,000	8,586,000	26,805,000	25,526,000

Operating income	333,000	1,825,000	3,581,000	4,954,000
Interest expense	7,000	31,000	38,000	51,000
Interest income	8,000	2,000	46,000	38,000

Income before taxes on income	334,000	1,796,000	3,589,000	4,941,000
Taxes on income	124,000	664,000	1,328,000	1,828,000

Net income	$210,000	$1,132,000	$2,261,000	$3,113,000

Basic net income per share *	$0.04	$0.21	$0.41	$0.57

Diluted net income per share *	$0.04	$0.21	$0.41	$0.57

Basic weighted average number of shares outstanding *	5,452,000	5,450,000	5,452,000	5,507,000
Effect of diluted stock options and warrants *	9,000	—	9,000	—

Diluted weighted average number of shares outstanding *	5,461,000	5,450,000	5,461,000	5,507,000

*	-	Net income per share and share amounts for the three and nine months ended March 25, 2002 have been retroactively adjusted to account for the Company’s 10% stock dividend that was distributed in June 2002.

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	March 25,

	2003	2002

Increase (Decrease) in Cash and Cash Equivalents
Operating activities
Net income	$2,261,000	$3,113,000
Depreciation and amortization	4,297,000	4,668,000
Loss (gain) on sale of property, plant, and equipment	21,000	(24,000)
Net change in operating assets and liabilities	(9,869,000)	(10,380,000)

Net cash used in operating activities	(3,290,000)	(2,623,000)

Investing activities
Capital expenditures	(4,453,000)	(2,814,000)
Other	80,000	170,000

Net cash used in investing activities	(4,373,000)	(2,644,000)

Financing activities
Payments to acquire treasury stock	—	(1,131,000)
Dividends paid on common stock	—	(100,000)
Borrowings under line of credit	—	525,000
Debt repayments and principal payments under capital lease obligation	(19,000)	(22,000)

Net cash used in financing activities	(19,000)	(728,000)

Net decrease in cash and cash equivalents	(7,682,000)	(5,995,000)
Cash and cash equivalents at beginning of period	7,682,000	5,995,000

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for Interest	$38,000	$51,000

Income taxes	$2,927,000	$2,540,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of Edelbrock Corporation (the “Company” or “Edelbrock”) at March 25, 2003 and for the three and nine month periods ended March 25, 2003 and 2002, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2002 balance sheet was derived from the balance sheet included in the Company’s audited consolidated financial statements as included in the Company’s Form 10-K for its fiscal year ended June 30, 2002 (File No. 0-24802).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for a complete presentation, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and nine month periods ended March 25, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

Accounts Receivable and Accounts Receivable Reserves

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and, (ii) the Company’s specific assessment of the collectibility of all past due accounts. The actual cash and other discounts, returns and credit losses have not differed materially from accrued estimated amounts for the nine months ended March 25, 2003.

Segment Reporting

The Company is centrally managed and operates in one business segment: specialty automotive and motorcycle aftermarket parts.

Controlling Stockholder

As of March 25, 2003, O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, has beneficial ownership of 52% of the Company’s common shares. As a result, Mr. Edelbrock has the ability to control the Company’s operations.

Note 1 - Summary of Significant Accounting Policies (continued)

Stock – Based Compensation

FASB Statement 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income and income per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002 and 2003: dividend yield of zero percent, risk-free interest rate of 3 percent, expected lives of ten years, and expected volatility of 65%, respectively. Under the accounting provisions of FASB Statement 123, the Company’s net income and income per share for the respective periods of 2002 and 2003 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	March 25,		March 25,

	2003	2002	2003	2002

Net income:
As reported	$210,000	$1,132,000	$2,261,000	$3,113,000
Pro forma	$203,000	$1,118,000	$2,239,000	$3,070,000
Earnings per share: *
As reported – Basic	$0.04	$0.21	$0.41	$0.57
As reported – Diluted	$0.04	$0.21	$0.41	$0.57
Pro forma – Basic	$0.04	$0.21	$0.41	$0.56
Pro forma – Diluted	$0.04	$0.21	$0.41	$0.56

*	-	Earnings per share have for the three and nine months period ended March 25, 2002 have been retroactively adjusted to account for the Company’s 10% stock dividend distributed in June 2002.

Note 2 – New Accounting Pronouncements

In December 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company intends to adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal year ended June 30, 2003 and has adopted the interim disclosure provisions for financial reports for the quarter ended March 25, 2003. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or liquidity for the quarter ended March 25, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is “planned”. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or liquidity for the quarter ended March 25, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations for the quarter ended March 25, 2003.

Note 2 – New Accounting Pronouncements (continued)

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations for the quarter ended March 25, 2003.

Note 3 - Inventories

Inventories at March 25, 2003 and June 30, 2002 consisted of the following:

	March 25,	June 30,

	(Unaudited)
Raw materials	$15,705,000	$13,306,000
Work in process	2,106,000	2,056,000
Finished goods	11,207,000	7,997,000

	$29,018,000	$23,359,000

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

	Three Months Ended		Nine Months Ended
	March 25,		March 25,

	2003	2002	2003	2002

Net income	$210,000	$1,132,000	$2,261,000	$3,113,000

Basic weighted average shares outstanding *	5,452,000	5,450,000	5,452,000	5,507,000
Stock options and warrants	9,000	—	9,000	—

Diluted weighted average shares outstanding *	5,461,000	5,450,000	5,461,000	5,507,000

Net income per share: *
Basic	$0.04	$0.21	$0.41	$0.57

Diluted	$0.04	$0.21	$0.41	$0.57

The following options and warrants were excluded from the computation of diluted net income per share as a result of the exercise prices exceeding the average market prices of the underlying shares of common stock:

	Three Months Ended		Nine Months Ended
	March 25,		March 25,

	2003	2002	2003	2002

Options and warrants to purchase shares of common stock *	463,690	613,441	463,690	617,291

Exercise prices *	$11.36 - $20.00	$10.00 - $20.00	$11.36 - $20.00	$9.60 - $20.00

*	-	Share amounts, net income per share, and exercise prices for the three and nine months ended March 25, 2002 have been retroactively adjusted to account for the Company’s 10% stock dividend that was distributed in June 2002.

Note 5 - Subsequent Event

On May 6, 2003, the Company declared a $.02 per common share cash dividend payable to shareholders of record as of June 3, 2003. The payment date for this dividend has been set for June 13, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended March 25, 2003 and 2002. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

     Overview

The Company was founded in 1938 and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company currently offers approximately 7,700 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other performance components for most domestic V8 and selected V6 engines and sport compact 4 cylinder engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and other selected brand motorcycles. Also, through its Russell Performance division, the Company offers performance plumbing and brake lines which include street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use.

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

     Manufacturing Capacity

The Company used substantially all of its manufacturing capacity to produce its specialty performance automotive and motorcycle aftermarket parts for the quarter ended March 25, 2003.

     Seasonality

The Company’s sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company’s fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income typically tend to be higher in these quarters. This seasonality typically results in reduced earnings for the Company’s first quarter because a significant portion of operating expenses is fixed throughout the fiscal year.

As discussed in the next section, the Company’s revenues for the third quarter of fiscal 2003 were negatively affected by poor weather conditions, economic uncertainty, the Iraq war concerns and higher prices of gasoline.

Three Months Ended March 25, 2003, Compared to Three Months Ended March 25, 2002

     Revenues

Revenues decreased 9.0% to $25.7 million for the three months ended March 25, 2003 from $28.2 million for the same period of 2002. This decrease was primarily the result of a decrease of approximately $1.3 million, or 11.9%, in the sale of Edelbrock automotive carburetors; a decrease of $768,000, or 11.7%, in the sale of aluminum automotive intake manifolds; and a decrease of $607,000, or 35.7%, in the sale of automotive air cleaners and valve covers; offset by an increase of $427,000, or 122.6%, from sales by its aluminum foundry to third party customers; and an increase of $187,000, or 5.2%, in the sale of automotive aluminum cylinder heads. The Company attributed the general revenues decline to customer warehouses reducing their inventory levels and end users not making their desired purchases due to unfavorable weather conditions, uncertainty of the Iraq War and general economic slow down.

     Cost of Sales

Cost of sales decreased 7.8% to $16.4 million for the three months ended March 25, 2003 from $17.8 million for the same period of 2002. As a percent of revenues, cost of sales increased to 63.9% for the three months ended March 25, 2002 from 63.1% for the same period of 2002. The increase in the cost of sales percentage was primarily due to increased production costs and in part to start up costs associated with a night shift which the Company implemented for its aluminum foundry that resulted in higher labor costs.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 5.0% to $8.1 million for the three months ended March 25, 2003 from $7.7 million for the same period of 2002. As a percent of revenues, selling, general and administrative expense increased to 31.4% for the three months ended March 25, 2002 from 27.2% for the same period of 2002. The overall increase was primarily due to increased advertising costs in connection with the Company’s various marketing programs. In addition, part of the increase was attributed to increased expenses relating to workers’ compensation, medical, and general liability insurance. The increase as a percentage of sales was mainly attributed to higher fixed costs spread over decreased revenues.

     Research and Development Expense

Research and development (“R & D”) expense decreased 5.2% to $865,000 for the three months ended March 25, 2003 from $912,000 for the same period of 2002. As a percent of revenues, R & D expense increased to 3.4% for the three months ended March 25, 2003 from 3.2% for the same period of 2002. The increase as a percentage of sales was mainly attributed to slightly lower costs spread over decreased revenues.

     Interest Expense

Interest expense decreased to $7,000 for the three months ended March 25, 2003 from $31,000 for the same period of 2002. The decrease was due to a decrease in the average principal amount of debt outstanding and lower interest rates.

     Interest Income

Interest income increased to $8,000 for the three months ended March 25, 2003 compared to $2,000 in the same period for 2002. The increase was primarily due to an increase in the balance of invested cash.

     Taxes on Income

The provision for income taxes was $124,000 for the three months ended March 25, 2003 and $664,000 for the same period of 2002. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the three months ended March 25, 2003 decreased to $210,000 from $1,132,000 for the same period of 2002. The decrease in net income was primarily the result of the items mentioned above.

Nine Months Ended March 25, 2003, Compared to Nine Months Ended March 25, 2002

     Revenues

Revenues decreased 2.0% to $82.5 million for the nine months ended March 25, 2003 from $84.3 million for the same period of 2002. This decrease was primarily the result of a decrease of approximately $1.7 million, or 5.3%, in the sale of Edelbrock automotive carburetors; a decrease of $935,000, or 18.2%, in the sale of automotive air cleaners and valve covers; a decrease of $817,000, or 4.2%, in the sale of aluminum automotive intake manifolds; a decrease of $373,000, or 15.8%, in the sale of shock absorbers; and an overall decrease of other existing product line items of approximately $700,000; offset by an increase of $1.0 million, or 9.8%, in the sale of aluminum automotive cylinder heads; an increase of $834,000, or 21.0%, in the sale of Russell Performance products; and an increase of $871,000, or 93.3%, from sales by the aluminum foundry to third party customers.

     Cost of Sales

Cost of sales decreased 3.0% to $52.2 million for the nine months ended March 25, 2003 from $53.8 million for the same period of 2002. As a percent of revenues, cost of sales decreased to 63.2% for the nine months ended March 25, 2002 from 63.8% for the same period of 2002. This decrease in cost of sales as a percentage of revenues was primarily due to the Company’s product price increases which went into effect in early calendar year 2002. The price increase ranged from 0% to 5.0%, which resulted in an effective overall price increase of approximately 3.5%.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 5.3% to $24.2 million for the nine months ended March 25, 2003 from $23.0 million for the same period of 2002. As a percent of revenues, selling, general and administrative expense increased to 29.3% for the nine months ended March 25, 2003 from 27.2% for the same period of 2002. The overall increase was primarily due to increased advertising costs in connection with the Company’s various marketing programs. In addition, part of the increase was attributed to increased expenses relating to workers’ compensation, medical, and general liability insurance. The increase as a percentage of sales was mainly attributed to higher costs spread over decreased revenues.

     Research and Development Expense

R & D expense remained relatively unchanged at $2.6 million for the nine months ended March 25, 2003 and 2002. As a percent of revenues, R & D expense increased to 3.2% for the nine months ended March 25, 2003 from 3.1% for the same period of 2002.

     Interest Expense

Interest expense decreased to $38,000 for the nine months ended March 25, 2003 from $51,000 for the same period of 2002. The decrease was mainly attributed to a decrease in the average principal amount of debt outstanding.

     Interest Income

Interest income increased to $46,000 for the nine months ended March 25, 2003 from $38,000 for the same period in 2002. The increase was primarily due to an increase in the balance of invested cash.

     Taxes on Income

The provision for income taxes decreased to $1.3 million for the nine months ended March 25, 2003 from $1.8 million for the 2002 period. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the nine months ended March 25, 2003 decreased 27.4% to $2.3 million from $3.1 million for the same period of 2002. This decrease in net income was primarily the result of the items mentioned above.

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

     Accounts Receivable and Accounts Receivable Reserves

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and (ii) the Company’s specific assessment of the collectibility of all past due accounts. The actual cash and other discounts, returns and credit losses have not differed materially from accrued estimated amounts for the nine months ended March 25, 2003.

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

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $4.5 million during the three quarters of fiscal year 2003. The Company anticipates making additional capital expenditures of approximately $1.0 - $1.5 million for the remainder of fiscal year 2003 primarily for additional capital equipment to increase production and internal warehouse expansion to increase storage and shipping capacity.

The Company’s Board of Directors has authorized the repurchase of up to 100,000 additional shares of its Common Stock, having a par value of $0.01 per share, for cash, in the open market on the NASDAQ National Market System and in privately negotiated transactions.

Contractual Obligations

The table below summarizes the Company’s contractual obligations:

	Payments Due By Period End June 30,

				2008 and
Contractual Obligations	2003	2004 to 2005	2006 to 2007	Thereafter	Total

Purchase commitments[1]	$5,803,000	$37,718,000	$34,817,000	$43,520,000	$121,858,000
Employee contracts[2]	211,500	899,000	—	—	1,110,500
Long-term debt	3,000	18,000	8,000	437,000	466,000
Capital leases	15,000	68,000	6,000	—	89,000

Total	$6,032,500	$38,703,000	$34,831,000	$43,957,000	$123,523,500

1-	The Company has an agreement with Magneti Marelli, USA, Inc., who is the key supplier of automotive carburetors for the Company. The agreement expires in December 2009 and requires, among other things, that (i) the Company sell only automotive carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company’s results of operations, since alternative sources for obtaining the types of automotive carburetors marketed by the Company are not readily available. The Company’s inability to obtain automotive carburetors from other manufacturers, the Company’s failure to sell automotive carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company’s pricing of automotive carburetors could have a material adverse effect on the Company. The Company’s minimum obligation under this agreement is based on a calendar year basis. However, as the above table is presented on a fiscal year basis, one quarter ($5,803,000) of the calendar year 2003 commitment of $23,211,000 was presented.

2-	The Company has employment agreements with its President and two other officers expiring on June 30, 2004 and one other officer expiring on October 31, 2005. The agreements provide for base salaries of $899,000 per year in the aggregate, with an annual raise and bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company. Upon termination of any officer’s employment during the term of the agreement for any reason other than “cause,” death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to the then current annual base compensation plus an amount equal to the bonus paid the year prior to such termination.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Any statements set forth above which are not historical facts, including statements relating to future economic and climatic conditions, are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, dependence on key suppliers, and other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT & SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the bank’s prime rate (4.25% as of March 25, 2003). It expires on February 1, 2005. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of March 25, 2003, the Company’s outstanding balance on the Revolving Credit Facility was zero.

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

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

99.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 25, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDELBROCK CORPORATION Registrant

Date: May 7, 2003	ARISTEDES T. FELES Aristedes T. Feles Vice President Finance, Chief Financial Officer and Director

SECTION 302 CERTIFICATION

I, O. Victor Edelbrock, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Edelbrock Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Edelbrock Corporation as of, and for, the periods presented in this quarterly report;

4.	Edelbrock Corporation’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Edelbrock Corporation and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Edelbrock Corporation, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	Edelbrock Corporation’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 7,  2003

By: Name:	O. VICTOR EDELBROCK O. Victor Edelbrock
Title:	Chairman, President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Aristedes T. Feles, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Edelbrock Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Edelbrock Corporation as of, and for, the periods presented in this quarterly report;

4.	Edelbrock Corporation’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Edelbrock Corporation and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Edelbrock Corporation, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	Edelbrock Corporation’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 7,  2003

By: Name: Title:	ARISTEDES T. FELES Aristedes T. Feles Vice-President of Finance and Chief Financial Officer