Form 10-K
period 2003-06-30
EDELBROCK CORP
filed 2003-09-26
CIK 929037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2003       OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from______to______

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]	No [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of September 19, 2003 was approximately $25,882,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Stock Market for that date). For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to beneficially own more than 5% of the registrant’s Common Stock have been deemed affiliates.

On September 19, 2003, 5,458,665 shares of the Registrant’s Common Stock, $.01 par value, were outstanding of which 2,258,451 were held by non-affiliates.

DOCUMENT INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders.

THIS PAGE
INTENTIONALLY LEFT BLANK

ANNUAL REPORT ON FORM 10-K

Part I

Item 1. Business

General

     Edelbrock Corporation (the “Company”) is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, distributes and markets a wide range of high quality performance products, including intake manifolds, carburetors, cylinder heads, camshafts, exhaust systems, and other components designed for most domestic V8 and selected V6 engines and sport compact 4 cylinder engines. The Company also manufactures shock absorbers utilizing the RICOR patented “Inertia Active System” that offers both a comfortable ride and superior handling. The Company additionally manufactures shock absorbers under private label brands that utilize its own shock-valve technology. In addition to the above, the Company’s product line includes motorcycle brake rotors and plumbing type products such as fuel filters, fuel lines, and brake lines for both automotive and motorcycle applications. These products are designed to enhance street, off-road, recreational and competition vehicle performance through increased horsepower, torque and or drivability. The Company also designs and markets products to enhance engine and vehicle appearance, such as chrome and polished aluminum air cleaners, valve covers and breathers. In 1994, the Company introduced performance aluminum cylinder heads and intake manifolds for the Harley-Davidson Evolution engine. In 1995, the Company acquired substantially all of the assets of QwikSilver II, Inc. (now referred to as Edelbrock Motorcycle Carburetor) of Apple Valley, California, a manufacturer of aftermarket Harley-Davidson and other motorcycle carburetors and air cleaners.

     In 1998, the Company entered the performance shock absorber market for a range of all aftermarket applications with certain restrictions utilizing RICOR Racing and Development, L.P.’s (“RICOR”) patented “inertia active system.” In connection therewith, the Company entered into a licensing and royalty agreement with RICOR and issued warrants to purchase common stock of the Company. In September 2001, the Company converted its license agreement with RICOR from exclusive to non-exclusive. With this conversion, the Company no longer pays RICOR a minimum royalty of $62,500 a month but instead pays 6% of net sales for the products that utilize the RICOR patent.

     In November 1999, the Company paid its first cash dividend since going public in October 1994. The amount of the cash dividend was $105,000. The Company also paid cash dividends of $102,000, $105,000, $98,000, and $101,000 in June 2000, November 2000, June 2001, and November 2001, respectively. In June 2002, the Company paid a 10% stock dividend in lieu of a cash dividend. In June 2003, the Company paid a cash dividend of $109,000.

     The Company markets internal engine, exhaust, and suspension components for import aftermarket products that were developed pursuant to a license agreement with JG Engine Dynamics, Inc. and Automotive Systems Group, Inc. (collectively the Licensor). The Company pays the Licensor a percentage-based royalty based on the net revenues derived from the sale of such products.

     In late December 2000, the Company purchased certain assets of Russell Performance Products, Inc. (“Russell”), a leading manufacturer of performance plumbing and brake lines located in Daytona Beach, Florida. In May 2001, the Company moved the Russell operations to Torrance, California. Russell’s current product offering of close to 4,000 parts includes street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use.

     In January 2002, the Company had its first broad product line price increase to its customers in approximately seven years. The price increase ranged from 0% to 5% which resulted in an effective price increase of approximately 3.5% overall. In January 2003, the Company had a small price increase that averaged approximately 2%.

     The Company’s business strategy is to capitalize on recognition of the Edelbrock brand name and strong distribution network to expand its leading position in the specialty performance automotive and motorcycle aftermarket parts market. The Company plans to achieve its business objective by pursuing the following business strategies:

•	Broaden application of core products

•	Expand market share in compatible product lines

•	Expand presence in chain stores

•	Introduce new products

•	Expand production capacity

•	Reduce manufacturing costs through automation and process improvements

•	Acquire other companies whose products will complement the Company’s existing product offering and make use of its management and infrastructure

History

     The Company was founded in 1938 in Los Angeles by O. Victor Edelbrock, Sr. Mr. Edelbrock utilized his experience as a mechanic and a winning car racer to design and produce manifolds and cylinder heads. Upon his father’s death in 1962, O. Victor Edelbrock, Jr., also a racing enthusiast who began designing manifolds in the 1960’s, assumed his father’s position as President and Chief Executive Officer of the Company. In 1967, the Company moved its operations to El Segundo, California. The Company continued designing and marketing new generations of manifolds throughout the 1960’s and 1970’s. In the 1980’s, the Company expanded its product line to include camshaft kits, valvetrain parts, exhaust systems and other performance components, thus developing the “Total Power Package” line. In 1987, the Company moved to its present location in Torrance, California and in 1990 built its own sand-cast aluminum foundry in San Jacinto, California. In the 1990’s, the Company continued to expand its product lines to include carburetors, aluminum cylinder heads, aluminum water pumps, fuel-injected manifolds and aftermarket performance parts for Harley-Davidson motorcycles. In 1995, the Company completed the construction of a 37,000 square foot building in Torrance, California to house its exhaust products division and a 15,000 square foot facility to expand the Company’s Foundry warehouse space in San Jacinto, California. In late 1997, the Company completed construction of a 45,000 square foot facility adjacent to its existing exhaust facility, which is being utilized primarily for the manufacture of shock absorbers, as well as to accommodate its Russell Performance (“Russell”) division which was relocated from Daytona Beach, Florida in May 2001. In May 1998, the Company began producing a new line of performance aftermarket shock absorbers utilizing the patented RICOR inertia active system. In June 2000, the Company acquired the exclusive rights to manufacture and sell internal engine, exhaust, and suspension components to the import aftermarket pursuant to a license agreement with JG Engine Dynamics, Inc. and Automotive Systems Group, Inc. In December 2000, the Company purchased certain assets of the aforementioned Russell Performance Products, Inc., a manufacturer of performance plumbing and brake lines. In 2003, the Company introduced its first turbo charger (forced induction) system for the Honda Civic EX. This complete kit is street legal and represents the Company’s first entry into the forced induction market for sport compact vehicles.

     In July 1997, the Company completed construction of two facilities on Company-owned property at its Foundry location in San Jacinto, California. A 12,000 square foot facility is being utilized for additional Foundry warehouse space and a 15,000 square foot facility houses the Company’s motorcycle carburetor parts division, which was relocated from Apple Valley, California.

     In October 1999, the Company completed construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust products division and shock absorber/Russell production facility in Torrance, California. The Company is utilizing the 30,000 square foot former distribution area at its Company headquarters in Torrance for additional manufacturing capacity.

     In July 2001, the Company purchased approximately 4 acres of improved land for $552,000. This property is adjacent to its aluminum foundry in San Jacinto, California and may be utilized for future corporate expansion.

Research and Development

     The Company seeks to develop new products to respond to consumer demand, to increase performance characteristics of existing product lines and to enter into new product lines. For the fiscal years ended June 30, 2001, 2002, and 2003 research and development expenditures totaled $3,651,000, $3,852,000, and $3,827,000, respectively.

Products

     The Company offers over 7,900 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use. The Company’s products are designed to enhance the engine’s performance through increased horsepower, torque and drivability primarily by improving induction of fuel and air into and exhaust out of the engine. The Company also designs and markets products to improve appearance or drivability of the vehicle.

     The Company’s present lines include, among other items, aluminum automotive intake manifolds, which accounted for 25.0% of the Company’s revenues for fiscal year 2001, 23.5% for fiscal year 2002, and 22.4% for fiscal year 2003; and automotive carburetors, which accounted for 39.7%, 37.8%, and 36.7% of the Company’s revenues for fiscal years 2001, 2002, and 2003, respectively.

Distribution, Sales and Marketing

     The Company utilizes a balanced nationwide distribution network, which encompasses most major channels of distribution. The Company’s policy is to offer its products at the same price and under the same terms and conditions in each of its channels of distribution. The Company’s products are sold in all 50 states and Canada, as well as to a lesser degree in Australia, Europe, New Zealand and the Pacific Rim, and primarily distributed through the following channels:

•	Retail Automotive Chain Stores.

•	Mail Order Catalog Houses.

•	Warehouse Distributors and Performance Specialty Dealers.

     In addition to the foregoing channels of distribution, the Company supplies select component parts to original equipment manufacturers, including Ford Motor Company, Volvo-Penta of the Americas, Inc., General Motors Corporation, and Mercruiser, Inc., a division of Brunswick Corporation. In addition, the Company’s aluminum foundry, located in San Jacinto, California, casts components for a variety of third-party manufacturers including New York Air Brake Corporation and IHI Turbo America Co.

     The Company has one of the oldest affiliations with NASCAR and is recognized as having the only officially licensed manifold of NASCAR. In addition, Edelbrock was the first manufacturer to enter into a long term sponsorship agreement with NASCAR’s contingency money decal program. The long term sponsorship program commences in 2004. The Company is also a strong supporter of the automotive racing industry with contingency sponsorship programs with such organizations as NASCAR, NHRA, IHRA, NMRA, PRO, NMCA, PSCA, ARCA, UDTRA, NCRA, USAR, NOPI, IMCA and Fun Ford.

     The Company has four display trailers that support the Company’s distribution and dealer network, interact with the end consumer, and promote product at over 100 automotive and motorcycle events per year.

     The Company maintains its corporate website to provide consumers with a range of information including an online product catalog, installation tips, technical support database, and FAQ’s.

     Edelbrock maintains a highly trained technical service department to support the Company’s end consumer. The technical service department assists consumers with technical issues, post sales support, and add-on sales.

     One customer, Auto Sales, Inc., accounted for 14.5%, 15.5%, and 15.8% of the Company’s revenues for fiscal years 2001, 2002, and 2003 respectively. Another customer, AutoZone, Inc. accounted for 10.5%, 10.6%, and 8.7% of the Company’s revenues for fiscal year 2001, 2002, and 2003.

Manufacturing

     The Company conducts manufacturing operations in its Torrance facilities and casting operations at its aluminum foundry in San Jacinto. The Company manufactures products such as manifolds, cylinder heads, water pumps, shock absorbers and exhaust systems. Approximately 48.5% of the Company’s revenues for fiscal year 2003 were attributable to products which were manufactured by third-party suppliers. Magneti Marelli, U.S.A., Inc., pursuant to an agreement with the Company, supplied the Company with all of the carburetors which it marketed in fiscal year 2003, representing approximately 36.7% of the Company’s revenue for that fiscal year. The agreement extends through calendar year 2009 and is renewable at the option of the parties. See Note 9 of Notes to Consolidated Financial Statements.

Competition

     There is significant competition in the manufacturing and sale of performance automotive and motorcycle parts for both the domestic and import aftermarkets. The Company competes with other companies and individuals in the manufacture and sale of performance automotive and motorcycle parts. The Company competes with, among others, Holley Performance Products, Inc. (“Holley”) in the manifold market, Holley and Barry Grant, Inc. in the automotive carburetor market, Rancho Industries and Bilstein in the shock absorber market, Crane Cams and Competition Cams in the camshaft market, World Products and Trick Flow Specialties in the cylinder head market, Earl’s Performance Products, Goodridge, and Aeroquip Inc. in the performance plumbing lines, and Mr. Gasket, TransDapt and Moroso in the specialty automotive accessories market. The Company competes primarily with Harley-Davidson, Inc., S&S Cycle, Incorporated, and Mikuni of America in the motorcycle aftermarket. The Company competes primarily on the basis of product quality, brand name recognition, service and price. Some of the Company’s competitors are substantially larger and have greater financial resources than the Company.

Trademarks and Patents

     The Company owns over 35 trademarks and patents used in connection with the marketing of the Company’s products, including Edelbrock®, Russell®, Torker®, Torker II®, Tunnel Ram®, Signature Series®, Performer Series®, QwikSilver II®, Performer IAS® and Edelbrock Total Power Package®. The Company believes that its trademarks and patents and the associated recognition, reputation and customer loyalty contribute to the success of the Company’s business operations. The Company’s patents expire between 2005 and 2021.

Employees

     As of June 30, 2003, the Company employed 691 persons in the operation of its business. The Company believes that its ability to attract and retain qualified management personnel, skilled production technicians, and marketing and administrative employees will be a key determinant of the Company’s continued success. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

Item 2. Properties

     The Company owns its headquarters, distribution and manufacturing facilities located in four buildings totaling approximately 290,000 square feet in Torrance, California, and three buildings for its foundry operations totaling approximately 100,000 square feet as well as a 15,000 square foot facility for its motorcycle carburetor parts division in San Jacinto, California. The Company also has 4 acres of improved land adjacent to its foundry facility in San Jacinto, California that may be utilized for future corporate expansion.

     The Company believes that its existing facilities are adequate to meet its current production requirements.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of shareholders.

Executive Officers of the Company

     The following sets forth the name, age and business experience of the executive officers of the Company as of June 30, 2003:

Name	Age	Position

O. Victor Edelbrock	66	Chairman, President and Chief Executive Officer
Jeffrey L. Thompson	50	Executive Vice-President, Chief Operating Officer and Director
Aristedes T. Feles	35	Vice-President of Finance, Chief Financial Officer, and Director
Steve Whipple	45	Vice-President of Sales
Wayne P. Murray	51	Vice-President of Manufacturing
Jack B. Mayberry	56	Vice-President of Research & Development
Cathleen Edelbrock	43	Vice-President of Advertising, Secretary and Director
Christina Edelbrock	42	Vice-President of Purchasing
Nancy Edelbrock	66	Treasurer
Ronald L. Webb	69	Executive Vice-President of Edelbrock Foundry Corp.
Rodney T. Teraishi	37	Corporate Controller

     O. Victor Edelbrock has been Chairman, President and Chief Executive Officer of the Company since 1962. Mr. Edelbrock has been actively involved in the automotive aftermarket industry. He was president of the Specialty Equipment Market Association (SEMA) from 1970 to 1974 and served on the SEMA board of directors from 1967 to 1989. In addition, Mr. Edelbrock is a member of the SEMA Hall of Fame. Mr. Edelbrock is the husband of Nancy Edelbrock and the father of Cathleen and Christina Edelbrock.

     Jeffrey L. Thompson has been the Executive Vice-President/General Manager and Chief Operating Officer of the Company since December 1988. He was also a six year member of the board of directors of SEMA from 1993 to 1999 and was awarded the 1999 SEMA Person of the Year Award, the automotive aftermarket’s highest individual honor. Mr. Thompson has been a director of the Company since 1994.

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

     Christina Edelbrock has been Vice-President of Purchasing for the Company since 2001. Prior to 2001, Ms. Edelbrock was Director of Purchasing (since 1998) and worked at the Company’s foundry division since 1991. Ms. Edelbrock is the daughter of O.Victor Edelbrock Jr. and Nancy Edelbrock and the sister of Cathleen Edelbrock.

     Nancy Edelbrock has been Treasurer of the Company since 1968 and has been involved in all facets of the business since 1962. Mrs. Edelbrock is the wife of O.Victor Edelbrock Jr. and the mother of Cathleen and Christina Edelbrock.

     Ronald L. Webb has been Executive Vice-President of Edelbrock Foundry Corp. since 1989. Prior to 1989, Mr. Webb served as Vice-President, Operations and in various other capacities for Buddy Bar Castings (since 1958).

     Rodney T. Teraishi has been the Corporate Controller of the Company since August 1998. Mr. Teraishi is a Certified Public Accountant and was previously employed at BDO Seidman, LLP and Deloitte & Touche, LLP in various capacities (since 1990).

Part II

Item 5. Market for Company’s Common Stock and Related Shareholder Matters.

     The Company’s Common Stock is traded over-the-counter on the Nasdaq Stock Market under the symbol EDEL. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq Stock Market for fiscal years 2002 and 2003. On September 19, 2003, the Company had 102 holders of record of its Common Stock with 5,458,665 shares outstanding and a closing price of $11.46.

	Price Range of Common Stock

Year Ended June 30, 2002 *	High	Low

First Quarter	$10.14	$7.69
Second Quarter	$9.36	$7.73
Third Quarter	$11.99	$8.86
Fourth Quarter	$13.64	$11.36

Year Ended June 30, 2003	High	Low

First Quarter	$12.45	$9.90
Second Quarter	$11.00	$9.65
Third Quarter	$12.00	$9.95
Fourth Quarter	$10.42	$9.60

During fiscal year ended June 30, 2003, the Company paid a cash dividend in the amount of $.02 per share on June 13, 2003. During fiscal year ended June 30, 2002, the Company paid a cash dividend in the amount of $.02 per share on November 11, 2001 and a 10% stock dividend on June 7, 2002. All references to share amounts, per share amounts, and stock prices for the year ended June 30, 2002 were retroactively adjusted to reflect this stock dividend. See Note 10 of Notes to Consolidated Financial Statements of the Company.

* - All references to stock prices retroactively reflect a 10% stock dividend distributed in June 2002.

Item 6. Selected Consolidated Financial Data.

     The following Selected Consolidated Financial Data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 2002 and 2003 and the Income Statement Data and the Other Data for each of the three fiscal years in the period ended June 30, 2003 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 1999, 2000, and 2001 and the Income Statement Data and the Other Data for each of the two fiscal years in the period ended June 30, 2000 have been derived from audited financial statements not included herein.

	Year Ended June 30,
	1999	2000	2001	2002	2003

Income Statement Data:
Revenues	$108,943,000	$121,173,000	$115,630,000	$123,579,000	$115,225,000
Cost of sales	65,881,000	74,315,000	72,734,000	78,074,000	73,409,000

Gross profit	43,062,000	46,858,000	42,896,000	45,505,000	41,816,000

Operating expenses:
Selling, general and administrative	27,564,000	30,762,000	31,607,000	33,151,000	33,648,000
Research and development	3,237,000	3,688,000	3,651,000	3,852,000	3,827,000
Write-off of uncollectible receivable	400,000	—	—	—	—
Settlement expense	190,000	—	—	—	—

Total operating expenses	31,391,000	34,450,000	35,258,000	37,003,000	37,475,000

Operating income	11,671,000	12,408,000	7,638,000	8,502,000	4,341,000
Interest expense	203,000	196,000	283,000	96,000	48,000
Interest income	304,000	385,000	227,000	53,000	54,000

Income before taxes	11,772,000	12,597,000	7,582,000	8,459,000	4,347,000
Taxes on income	4,344,000	4,549,000	2,790,000	3,099,000	1,377,000

Net income	$7,428,000	$8,048,000	$4,792,000	$5,360,000	$2,970,000

	Year Ended June 30,

	1999	2000	2001	2002	2003

Per Share Data:
Basic net income per share *	$1.29	$1.41	$0.86	$0.98	$0.54
Diluted net income per share *	$1.27	$1.41	$0.86	$0.98	$0.54
Basic weighted average shares outstanding *	5,776,000	5,697,000	5,585,000	5,492,000	5,452,000
Effect of dilutive stock options and warrants *	56,000	7,000	—	1,000	6,000
Diluted weighted average shares outstanding *	5,832,000	5,704,000	5,585,000	5,493,000	5,458,000
Other Data:
Capital expenditures	$5,760,000	$1,285,000	$7,595,000 **	$3,998,000	$5,715,000
Cash dividends	$—	$207,000	$203,000	$101,000	$109,000

	June 30,

	1999	2000	2001	2002	2003

Balance Sheet Data:
(In thousands)
Working capital	$35,423	$34,273	$39,581	$46,262	$49,020
Total assets	94,252	100,247	101,918	107,862	107,400
Total long-term debt	2,065	148	563	527	494
Shareholders’ equity	68,651	75,443	80,024	84,177	87,038

*	Earnings per share and share amounts for the years 1999 through 2002 have been retroactively adjusted to account for the Company’s 10% stock dividend distributed in June 2002. See Note 10 of Notes to Consolidated Financial Statements.

**	Includes approximately $3.3 million for the purchase of certain assets of Russell Performance Products, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 2001, 2002, and 2003. The following should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

Overview

     The Company was founded in 1938, and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, shock absorbers, camshafts, cylinder heads, exhaust systems and other performance components for most domestic V8, selected V6, and selected four-cylinder domestic and import engines. In addition, the Company offers performance aftermarket manifolds, cylinder heads, camshafts, air cleaners, and carburetors for Harley-Davidson and off road motorcycles. The Company currently offers over 7,900 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use.

     In late December 2000, the Company purchased certain assets of Russell Performance Products, Inc. (“Russell”) and moved its operations to Torrance in May 2001. Russell is a leading manufacturer of performance plumbing and brake lines whose current product offering of close to 4,000 parts includes street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use.

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

Product Concentration

     Historically, the Company has derived a substantial portion of its revenues from the sale of automotive aluminum intake manifolds and automotive carburetors. For the fiscal years ended June 30, 2001, 2002, and 2003 approximately 25.0%, 23.5%, and 22.4% of revenues were derived from the sales of intake manifolds and 39.7%, 37.8%, and 36.7% from the sales of carburetors, respectively. The Company sells automotive carburetors which are purchased from a sole supplier (See Note 9 of Notes to Consolidated Financial Statements).

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

	Percentage of		Year Ended	Percentage of		Year Ended
	Revenues for Year		June 30, 2002	Revenues for Year		June 30, 2003
	Ended June 30,		As Compared	Ended June 30,		As Compared
			To Year			To Year
			Ended			Ended
	2001	2002	June 30, 2001	2002	2003	June 30, 2002

Revenues	100.0%	100.0%	6.9%	100.0%	100.0%	(6.8)%
Cost of sales	62.9	63.2	7.3	63.2	63.7	(6.0)

Gross profit	37.1	36.8	6.1	36.8	36.3	(8.1)

Operating expenses
Selling, general and administrative	27.3	26.8	4.9	26.8	29.2	1.5
Research and development	3.2	3.1	5.5	3.1	3.3	(0.6)

Total operating expenses	30.5	29.9	4.9	29.9	32.5	1.3

Operating income	6.6	6.9	11.3	6.9	3.8	(48.9)
Interest expense	0.2	0.1	(66.1)	0.1	0.0	(50.0)
Interest income	0.2	0.0	(76.7)	0.0	0.0	1.9

Income before taxes on income	6.6	6.8	11.6	6.8	3.8	(48.6)
Taxes on income	2.4	2.5	11.1	2.5	1.2	(55.6)

Net Income	4.1%	4.3%	11.9%	4.3%	2.6%	(44.6)%

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues

     Revenues decreased 6.8% to $115.2 million in fiscal year 2003 from $123.6 million in fiscal year 2002. The decrease was primarily the result of a decrease of approximately $4.4 million, or 9.5%, in the sale of automotive carburetors; a decrease of $1.5 million, or 19.9%, in the sale of automotive air cleaners and valve covers; and a decrease of approximately $3.2 million, or 11.0%, in the sale of automotive aluminum intake manifolds. Edelbrock attributed the overall decrease in revenues to a prolonged period of unseasonable inclement weather during the spring and summer months, consumer concerns related to the war in Iraq, and the sluggish national economy.

Cost of Sales

     Cost of sales decreased 6.0% to $73.4 million in fiscal year 2003 from $78.1 million in fiscal year 2002. As a percent of revenues, cost of sales increased to 63.7% in fiscal year 2003 from 63.2% in fiscal year 2002. The decrease in cost of sales was primarily due to lower revenues. The increase in cost of sales as a percentage of revenues was primarily due to increased labor rates and higher workers’ compensation expenses.

Selling, General and Administrative Expense

     Selling, general and administrative expenses (“S,G&A”) increased 1.5% to $33.6 million in fiscal year 2003 from $33.2 million in fiscal year 2002. This increase resulted primarily from an increase in salaries and higher insurance costs offset by lower commissions and other variable expenses associated with lower revenues. As a percentage of revenues, S,G&A expenses increased to 29.2% in fiscal year 2003 from 26.8% in fiscal year 2002. The increase in S,G&A expenses as a percentage of revenues resulted primarily from increases in advertising, general insurance, and salaries spread over lower revenues.

Research and Development Expense

     Research and development expense decreased 0.6% to $3.8 million in fiscal 2003 from $3.9 million in fiscal year 2002. As a percent of revenue, research and development expense increased slightly to 3.3% in fiscal year 2003 versus 3.1% in fiscal year 2002.

Operating Income

     Operating income decreased 48.9% to $4.3 million in fiscal year 2003 from $8.5 million in fiscal year 2002. This decrease was mainly a result of decreased revenues and higher operating expenses as a percentage of revenues.

Interest Expense

     Interest expense decreased 50.0% to $48,000 in fiscal year 2003 from $96,000 in fiscal year 2002. This decrease was primarily due to a decrease in the principal amount of average debt outstanding combined with a decrease in interest rates.

Interest Income

     Interest income increased 1.9% to $54,000 in fiscal year 2003 from $53,000 in fiscal year 2002. This increase was the result of an increase in interest earned on invested cash due to higher amounts of invested excess working capital offset by lower interest rates during the year.

Taxes on Income

     The provision for income taxes decreased 55.6% to $1.4 million in fiscal year 2003 from $3.1 million in fiscal year 2002. The effective tax rates were 31.7% and 36.6% for fiscal years 2003 and 2002, respectively. The decrease in the effective tax rate resulted primarily from the Company’s continued investment in research and development and capital improvements which resulted in increases in research and development tax credits and California manufacturer’s tax credit despite the decrease in taxable income.

Net Income

     The Company’s net income decreased 44.6% for fiscal year 2003 to $3.0 million in fiscal 2003 from $5.4 million in fiscal year 2002. This decrease was primarily due to the items mentioned above.

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

Cost of Sales

     Cost of sales increased 7.3% to $78.1 million in fiscal year 2002 from $72.7 million in fiscal year 2001. As a percent of revenues, cost of sales increased to 63.2% in fiscal year 2002 from 62.9% in fiscal year 2001. The increase in cost of sales was primarily due to an increase in revenues. The increase in cost of sales as a percentage of sales was primarily due to increased labor rates and higher medical costs associated with the Company’s self-funded medical plan.

Selling, General and Administrative Expense

     S,G&A expenses increased 4.9% to $33.2 million in fiscal year 2002 from $31.6 million in fiscal year 2001. This increase resulted primarily from an increase in salaries mainly from increased sales commissions and advertising expenses associated with increased sales. As a percentage of revenues, S,G&A expenses decreased to 26.8% in fiscal year 2002 from 27.3% in fiscal year 2001.

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

Quarterly Results

          The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 2002 and 2003. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding.

	For the Fiscal Year Ended				For the Fiscal Year Ended
	June 30, 2002				June 30, 2003

(In thousands except per	First	Second	Third	Fourth	First	Second	Third	Fourth
share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$25,425	$30,642	$28,194	$39,318	$25,874	$31,015	$25,658	$32,678
Cost of sales	16,282	19,716	17,783	24,293	15,839	19,918	16,404	21,248

Gross profit	9,143	10,926	10,411	15,025	10,035	11,097	9,254	11,430

Operating expenses:
Selling, general and administrative	7,254	8,021	7,674	10,202	7,844	8,263	8,056	9,485
Research and development	813	852	912	1,275	835	942	865	1,185

Total operating expenses	8,067	8,873	8,586	11,477	8,679	9,205	8,921	10,670

Operating income	1,076	2,053	1,825	3,548	1,356	1,892	333	760
Interest expense	9	11	31	45	20	11	7	10
Interest income	33	3	2	15	20	18	8	8

Income before taxes on income	1,100	2,045	1,796	3,518	1,356	1,899	334	758
Taxes on income	407	757	664	1,271	502	702	124	49

Net income	$693	$1,288	$1,132	$2,247	$854	$1,197	$210	$709

Basic net income per share *	$0.12	$0.23	$0.21	$0.41	$0.16	$0.22	$0.04	$0.13

Diluted net income per share *	$0.12	$0.23	$0.21	$0.41	$0.16	$0.22	$0.04	$0.13

Basic weighted average number of shares outstanding *	5,584	5,492	5,450	5,451	5,452	5,452	5,452	5,452
Effect of dilutive stock options and warrants *	—	—	—	46	12	5	9	1

Diluted weighted average number of shares outstanding *	5,584	5,492	5,450	5,497	5,464	5,457	5,461	5,453

*	-	Earnings per share and share amounts for the periods ended June 30, 2002 have been retroactively adjusted to account for the Company’s 10% stock dividend distributed in June 2002. See Note 10 of Notes to Consolidated Financial Statements.

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

     Accounts Receivable and Accounts Receivable Reserves

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and (ii) the Company’s specific assessment of the collectibility of all past due accounts. The actual cash and other discounts, returns and credit losses have not differed materially from accrued estimated amounts for the year ended June 30, 2003.

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

     Product Warranties

The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company’s product warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. Company’s management periodically assesses the adequacy of its product warranty liability based on changes in these factors.

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

          The Revolving Credit Facility consists of an unsecured line of credit agreement with one bank, which provides a total loan commitment not to exceed $8.0 million, all of which was available to the Company as of September 19, 2003. The line of credit borrowings are at the bank’s prime rate (4.00% at June 30, 2003 and as of September 19, 2003). The line of credit agreement expires on February 1, 2005. Under the Revolving Credit Facility, the Company is subject to certain customary restrictive financial requirements. For all periods presented and as of September 19, 2003, the Company is in compliance with all such financial covenants.

          Net cash provided by operating activities was $5.7 million, $6.7 million and $6.8 million in fiscal years 2001, 2002, and 2003, respectively. Due to the seasonality of the Company’s business, more funds from operating activities are generated in its third and fourth fiscal quarters.

          Accounts payable decreased $2.5 million for fiscal year 2003 compared to fiscal year 2002 primarily as a result of timing of receipt of goods from a principal supplier.

          Accounts receivable decreased by $5.3 million for fiscal year 2003 compared to fiscal year 2002, while sales decreased $8.4 million for fiscal year 2003 compared to fiscal year 2002. The decrease in accounts receivable in fiscal year 2003 was primarily due to the decreased sales and timing of payments from customers.

          Inventories increased by $3.0 million for fiscal year 2003 compared to fiscal year 2002 while cost of sales decreased $4.7 million for fiscal year 2003 compared to fiscal year 2002. The increase in inventories from fiscal year 2003 versus fiscal year 2002 was primarily due to an increase in finished goods inventories as the Company maintained inventory levels based on a projected fourth quarter forecast that was initially estimated to be consistent with previous fourth quarter quantities. To help limit the increase in inventories, the Company rescheduled raw component inventory deliveries with various vendors.

          The Company’s total capital expenditures were $7.6 million, which included $3.3 million for the acquisition of Russell Performance Products, in fiscal year 2001; $4.0 million in fiscal year 2002; and $5.7 million in fiscal year 2003. The Company anticipates making capital expenditures of $4.5 – $6.0 million in fiscal year 2004 primarily for additional capital equipment to increase the Company’s production capacity.

          The Company believes that funds generated from operations and funds available under the Revolving Credit Facility will be adequate to meet its working capital, debt service and capital expenditure requirements through fiscal year 2004.

          The Company’s Board of Directors has authorized the repurchase of up to 100,000 additional shares of its Common Stock for cash in the open market on the NASDAQ National Market System and in privately negotiated transactions.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of June 30, 2003:

	Payments Due By Period End June 30,

				2009 and
Contractual Obligations	2004	2005 to 2006	2007 to 2008	Thereafter	Total

Purchase commitments[1]	$21,645,000	$37,654,000	$37,654,000	$28,241,000	$125,194,000
Employee contracts [2]	845,000	54,000	—	—	899,000
Long-term debt [3]	11,000	11,000	10,000	445,000	477,000
Capital leases	35,000	38,000	—	—	73,000

Total	$22,536,000	$37,757,000	$37,664,000	$28,686,000	$126,643,000

Contractual Obligations (continued)

1 -	The Company has an agreement with Magneti Marelli, USA, Inc., who is the key supplier of automotive carburetors for the Company. The agreement expires in December 2009 and requires, among other things, that (i) the Company sell only automotive carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company’s results of operations, since alternative sources for obtaining the types of automotive carburetors marketed by the Company are not readily available. The Company’s inability to obtain automotive carburetors from other manufacturers, the Company’s failure to sell automotive carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company’s pricing of automotive carburetors could have a material adverse effect on the Company. The Company’s minimum obligation under this agreement is based on a calendar year basis. However, as the above table is presented on a fiscal year basis, each respective period reflects six months of the previous year’s commitment (July – December) and six months of the current respective calendar year (January – June).

2 -	The Company has employment agreements with its President and two other officers expiring on June 30, 2004 and one other officer expiring on October 31, 2005. The agreements provide for base salaries of $899,000 in the aggregate, with an annual raise and bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company. Upon termination of any officer’s employment during the term of the agreement for any reason other than “cause,” death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to the then current annual base compensation plus an amount equal to the bonus paid the year prior to such termination.

3 -	In August 2003, the Company sold a property related to certain mortgage notes and paid off those respective notes in full. See Note 4 of Notes to Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

          The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT&SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the bank’s prime rate (currently 4.00%). It expires on February 1, 2005. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of fiscal year ended June 30, 2003 and as of September 19, 2003, the Company’s outstanding balance on the Revolving Credit Facility was zero. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

Item 8. Financial Statements and Supplementary Data.

          See Item 14 for an index to the consolidated financial statements and supplementary financial information which are included herewith.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

          The Company’s President, Chief Executive Officer, and Chairman of the Board, O. Victor Edelbrock, and the Company’s Vice-President of Finance and Chief Financial Officer, Aristedes T. Feles, have evaluated the Company’s disclosure controls and procedures as of June 30, 2003. These controls and procedures are designed to ensure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to Messrs. Edelbrock and Feles on a timely basis.

          Based on their evaluation, Messrs. Edelbrock and Feles concluded that the Company’s disclosure controls and procedures are suitable and effective for the Company, taking into consideration the size and nature of the Company’s business and operations. Subsequent to the date of their evaluation, there have been no significant changes in the Company’s disclosure controls and procedures, or in other factors that could significantly affect the controls or procedures.

Part III

Item 10. Directors and Executive Officers of the Company.

          The information required by Item 10 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

          The information required by Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

          The information required by Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

          The information required by Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements and Schedules. See Index to Financial Statements which appears on page 26 hereof.

Other Financial Data. See Summary of Selected Financial Data, which appears in “Item 6. Selected Financial Data.”

Reports on Form 8-K. The Company filed a report on Form 8-K on May 6, 2003 related to its earnings release for its third quarter ended March 25, 2003.

Exhibits.	The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

EDELBROCK CORPORATION
EXHIBIT INDEX

Number and		Sequential
Description of		Page
Exhibit		Number

3(i).1	Form of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i).1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

3(ii).1	Form of Amended and Restated Bylaws of the Company (filed as Exhibit 3(ii).1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

4.2	Form of Edelbrock Corporation 401 (k) Plan (filed as Exhibit 4.1 (to the Company’s Registration Statement on Form S-8 (File No. 33-83258) and incorporated herein by reference)

10.1	Form of Indemnification Agreement entered into with officers and directors of the Company (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.2	Amendment to Employment Agreement with O. Victor Edelbrock, Jr. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 33-83258) and incorporated herein by reference)*

10.3	Amendment to Employment Agreement with Jeffrey L. Thompson (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 33-83258) and incorporated herein by reference)*

10.4	Amendment to Employment Agreement with Ronald L. Webb (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 33-83258) and incorporated herein by reference)*

10.5	Form of Benefit Plans

- 1994 Incentive Equity Plan

- 1994 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.6	Business Loan Agreement between Edelbrock Corporation and Bank of America, NT&SA (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.7	Business Loan Agreement between Edelbrock Foundry Corp. and Bank of America NT&SA (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.8	License Agreement dated February 2, 1997 between Edelbrock Corporation and RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and incorporated herein by reference).

10.9	Warrant Agreement dated February 2, 1997 between Edelbrock Corporation and RICOR Racing and Development L.P. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and incorporated herein by reference).

EDELBROCK CORPORATION
EXHIBIT INDEX

Number and		Sequential
Description		Page
of Exhibit		Number

10.10	Amendment No. 1 to License Agreement, dated February 21, 1998 by and between Edelbrock Corporation and RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1998).

10.11	Purchasing Agreement between Edelbrock Corporation and Magneti Marelli, USA, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 1998)

10.12	Amendment No. 4 to License Agreement between Edelbrock Corporation, RICOR Racing and Development L.P., Ricor, Inc. and Mr. Don Richardson and Amendment to Warrant Agreement dated February 2, 1996 between Edelbrock Corporation and RICOR Racing and Development L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 25, 1999 and incorporated herein by reference)

10.13	Product Development and Distribution Agreement dated June 1, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc., and Automotive Systems Group Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference)

10.14	Warrant Agreement dated June 1, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc. and Automotive Systems Group Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference)

10.15	Amendment to Product and Distribution Agreement dated June 26, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc., and Automotive Systems Group Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference)

10.16	Form of Employment Agreement with Aristedes T. Feles (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 2000 and incorporated herein by reference) *

10.17	Letter to RICOR Racing LLP dated August 20, 2001 stating Edelbrock informed RICOR its intention to convert its license to a non-exclusive nature (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference)

10.18	Amendment to Purchasing Agreement between Edelbrock Corporation and Magneti Marelli, USA, Inc. dated May 20, 2002 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP

24.1	Powers of Attorney

31.1	Certifications of principal executive officer required by Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934.

31.2	Certifications of principal financial officer required by Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934.

32.1	Certifications of principal executive officer pursuant to 18 U.S.C. 1350 (furnished)

32.2	Certifications of principal financial officer pursuant to 18 U.S.C. 1350 (furnished)

*	-	Management Contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

September 26, 2003	EDELBROCK CORPORATION

	By:	ARISTEDES T. FELES

Aristedes T. Feles
Vice President Finance, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*

O. Victor Edelbrock	President, Chief Executive	September 26, 2003
Officer and Chairman of the
Board (Principal Executive Officer)

*

Jeffrey L. Thompson	Executive Vice President, Chief	September 26, 2003
Operating Officer and Director

ARISTEDES T. FELES

Aristedes T. Feles	Vice-President, Finance and Director	September 26, 2003
(Principal Financial Officer and
Principal Accounting Officer)

*

Cathleen Edelbrock	Vice President of Advertising,	September 26, 2003
and Director

*

Timothy D. Pettit	Director	September 26, 2003

*

Dr. Cornelius J. Pings	Director	September 26, 2003

*

Jerry Herbst	Director	September 26, 2003

ARISTEDES T. FELES

*By: Aristedes T. Feles		September 26, 2003
Attorney-in-fact

EDELBROCK CORPORATION

Report of Independent Certified Public Accountants

To the Board of Directors
and Shareholders of
Edelbrock Corporation

We have audited the accompanying consolidated balance sheets of Edelbrock Corporation as of June 30, 2002 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Edelbrock Corporation as of June 30, 2002 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended June 30, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Los Angeles, California
August 28, 2003

EDELBROCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2002	2003

Assets
Cash and cash equivalents	$7,682,000	$8,707,000
Accounts receivable, net of reserves of $500,000 at 2002 and 2003	32,192,000	26,858,000
Inventories (Note 3)	23,359,000	26,398,000
Deferred income taxes (Note 6)	1,855,000	1,567,000
Prepaid expenses and other	1,014,000	2,268,000

Total current assets	66,102,000	65,798,000

Property, plant and equipment (Note 4)
Land	6,794,000	6,794,000
Buildings and improvements	17,498,000	17,527,000
Machinery and equipment	43,375,000	46,925,000
Office equipment	5,103,000	5,967,000
Furniture and fixtures	1,837,000	1,960,000
Transportation equipment	6,853,000	7,104,000

	81,460,000	86,277,000
Less accumulated depreciation and amortization	43,431,000	48,312,000

Property, plant and equipment, net	38,029,000	37,965,000
Real estate properties and partnerships	303,000	266,000
Goodwill, net of accumulated amortization of $56,000 at 2002 and 2003 (Note 5)	1,172,000	1,172,000
License agreement, net of accumulated amortization of $84,000 at 2002 and 2003 (Notes 5, 7, and 10)	758,000	758,000
Other	1,498,000	1,441,000

Total assets	$107,862,000	$107,400,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2002	2003

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$14,519,000	$12,038,000
Accrued expenses
Payroll and bonuses	2,159,000	2,340,000
Retirement plans (Note 7)	577,000	628,000
Commissions	1,171,000	979,000
Income taxes payable	803,000	—
Product warranty liability	300,000	607,000
Other	244,000	138,000
Current portion of long-term debt and capital lease obligation (Note 4)	67,000	48,000

Total current liabilities	19,840,000	16,778,000
Long-term debt, less current portion (Note 4)	463,000	466,000
Capital lease obligation (Note 4)	64,000	28,000
Deferred income taxes (Note 6)	3,318,000	3,090,000

Total liabilities	23,685,000	20,362,000

Commitments and contingencies (Notes 7 and 9)
Shareholders’ equity (Note 10)
Common stock, par value $.01 per share; 15,000,000 shares authorized; 5,804,800 shares issued 5,451,915 outstanding, and 320,806 treasury shares in 2002 and 2003	54,470	54,470
Paid-in capital	21,239,530	21,239,530
Retained earnings	62,883,000	65,744,000

Total shareholders’ equity	84,177,000	87,038,000

Total liabilities and shareholders’ equity	$107,862,000	$107,400,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,

	2001	2002	2003

Revenues (Note 8)	$115,630,000	$123,579,000	$115,225,000
Cost of sales	72,734,000	78,074,000	73,409,000

Gross profit	42,896,000	45,505,000	41,816,000

Operating expenses
Selling, general and administrative	31,607,000	33,151,000	33,648,000
Research and development	3,651,000	3,852,000	3,827,000

Total operating expenses	35,258,000	37,003,000	37,475,000

Operating income	7,638,000	8,502,000	4,341,000
Interest expense	283,000	96,000	48,000
Interest income	227,000	53,000	54,000

Income before taxes on income	7,582,000	8,459,000	4,347,000
Taxes on income (Note 6)	2,790,000	3,099,000	1,377,000

Net income	$4,792,000	$5,360,000	$2,970,000

Net income per share (Note 10):
Basic net income per share *	$0.86	$0.98	$0.54

Diluted net income per share *	$0.86	$0.98	$0.54

Basic weighted average number of shares outstanding *	5,585,000	5,492,000	5,452,000
Effect of dilutive stock options and warrants *	—	1,000	6,000

Diluted weighted average number of shares outstanding *	5,585,000	5,493,000	5,458,000

*	Earnings per share and share amounts for 2001 and 2002 have been retroactively adjusted to account for the Company’s 10% stock dividend distributed in June 2002. See Note 10 of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 30, 2001, 2002, and 2003

					Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance July 1, 2000	5,077,039	$50,700	$15,752,800	$59,639,500	$75,443,000
Net income for year	—	—	—	4,792,000	4,792,000
Cash dividends	—	—	—	(203,000)	(203,000)
Stock repurchase	(800)	(10)	(7,990)	—	(8,000)

Balance June 30, 2001	5,076,239	50,690	15,744,810	64,228,500	80,024,000
Net income for year	—	—	—	5,360,000	5,360,000
Stock options exercised	2,000	20	24,980	—	25,000
Cash dividends	—	—	—	(101,000)	(101,000)
Stock dividend	495,582	4,960	6,599,540	(6,604,500)	—
Stock repurchase	(121,906)	(1,200)	(1,129,800)	—	(1,131,000)

Balance June 30, 2002	5,451,915	54,470	21,239,530	62,883,000	84,177,000
Net income for year	—	—	—	2,970,000	2,970,000
Cash dividends	—	—	—	(109,000)	(109,000)

Balance June 30, 2003	5,451,915	$54,470	$21,239,530	$65,744,000	$87,038,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2001	2002	2003

Cash flows from operating activities
Net income	$4,792,000	$5,360,000	$2,970,000
Adjustments to reconcile net income to net cash provided by operating activities
Inventory reserve	150,000	(50,000)	—
Depreciation and amortization of property, plant and equipment	6,368,000	6,237,000	5,769,000
(Gain) loss from sale of property, plant and equipment	(7,000)	37,000	(17,000)
Depreciation and amortization of real estate properties	31,000	32,000	33,000
Deferred income taxes	(74,000)	(501,000)	60,000
Equity in net income of partnerships	(72,000)	(91,000)	(68,000)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	854,000	(5,264,000)	5,334,000
Inventories	(4,548,000)	(410,000)	(3,039,000)
Prepaid expenses and other current assets	(280,000)	(204,000)	(1,254,000)
Other assets	56,000	(90,000)	57,000
Accounts payable	(1,123,000)	538,000	(2,481,000)
Accrued expenses	(409,000)	1,089,000	(562,000)

Net cash provided by operating activities	5,738,000	6,683,000	6,802,000

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,260,000)	(3,998,000)	(5,715,000)
Purchase of assets of Russell Performance	(3,335,000)	—	—
Proceeds from sale of property, plant and equipment	34,000	73,000	27,000
Acquisition of real estate properties	(3,000)	(7,000)	(8,000)
Distributions from partnerships	70,000	175,000	80,000

Net cash used in investing activities	(7,494,000)	(3,757,000)	(5,616,000)

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2001	2002	2003

Cash flows from financing activities
Net proceeds from issuance of common stock	$—	$25,000	$—
Dividends paid	(203,000)	(101,000)	(109,000)
Payments to acquire treasury stock	(8,000)	(1,131,000)	—
Principal payments on long-term debt	(1,921,000)	(32,000)	(52,000)

Net cash used in financing activities	(2,132,000)	(1,239,000)	(161,000)

Net increase (decrease) in cash and cash equivalents	(3,888,000)	1,687,000	1,025,000
Cash and cash equivalents, beginning of year	9,883,000	5,995,000	7,682,000

Cash and cash equivalents, end of year	$5,995,000	$7,682,000	$8,707,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$296,000	$94,000	$48,000

Income taxes	$3,076,000	$3,300,000	$2,959,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Summary of Significant Accounting Policies

     Business

Edelbrock Corporation and its wholly-owned subsidiaries, Edelbrock Foundry Corp. and Edelbrock II, Inc. (collectively the “Company”) are engaged in the design, manufacture, distribution and marketing of performance automotive and motorcycle aftermarket parts.

     Basis of Presentation

The consolidated financial statements include the accounts of Edelbrock Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company also has investments in two real estate partnerships. These investments are accounted for using the equity method of accounting.

     Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues, and expenses at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates. Significant estimates include the reserves on accounts receivables for discounts, returns, and potential credit losses. In addition, significant estimates are made for the allowance for excess and obsolete inventories, and the accruals for product warranty and self-insurance liabilities.

     Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Accounts Receivable

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and, (ii) the Company’s specific assessment of the collectibility of all past due accounts. Credit losses are charged directly to selling, general and administrative expenses when determined to be uncollectible. The actual cash and other discounts, returns and credit losses have not differed materially from accrued estimated amounts for the year ended June 30, 2003.

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

Note 1 - Business and Summary of Significant Accounting Policies (Continued)

     Property, Plant, Equipment and Depreciation, Goodwill, and License Agreement

Property, plant and equipment, Goodwill, and License Agreement are stated at cost. Depreciation and amortization are computed, primarily utilizing the straight-line method, over the estimated useful lives of the assets as follows:

Estimated
Useful Life
(in years)

Buildings and improvements	7-40
Machinery and equipment	3-7
Office equipment	5
Furniture and fixtures	7
Transportation equipment	3-10
Goodwill and License agreement	10 *

* -	The Company elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets and accordingly, effective July 1, 2001, no longer amortizes its Goodwill and License Agreement (see Note 5).

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

     Long-Lived Assets

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company accounts for its long-lived assets as prescribed by SFAS 144 and no impairment losses have been recorded in fiscal years 2001, 2002, or 2003.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Summary of Significant Accounting Policies (Continued)

     Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure an amendment of SFAS 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal year ended June 30, 2003 and has adopted the interim disclosure provisions for financial reports for quarterly reporting. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or liquidity for the fiscal year ended June 30, 2003.

SFAS No. 148 requires the Company to provide pro forma information regarding net income and income per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 148. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2002, and fiscal 2003: dividend yield of zero percent, risk-free interest rate of 6 percent, expected lives of ten years, and expected volatility of 65%, 65%, and 35%, respectively. Under the accounting provisions of FASB Statement 148, the Company’s net income and income per share for 2001, 2002, and 2003 would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,

	2001	2002	2003

Net income:
As reported	$4,792,000	$5,360,000	$2,970,000
Pro forma	$4,675,000	$5,303,000	$2,947,000
Earnings per share: *
As reported – Basic	$0.86	$0.98	$0.54
As reported – Diluted	$0.86	$0.98	$0.54
Pro forma – Basic	$0.84	$0.97	$0.54
Pro forma – Diluted	$0.84	$0.97	$0.54

* -	Earnings per share for 2001 and 2002 have been retroactively adjusted to account for the Company’s 10% stock dividend distributed in June 2002.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Summary of Significant Accounting Policies (continued)

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

	Fiscal Year Ended

	June 30, 2001	June 30, 2002	June 30, 2003

Options and warrants to purchase shares of common stock *	617,291	504,845	450,889

Exercise prices *	$9.60-$20.00	$10.23-$20.00	$11.36-$20.00

* -	References to share amounts, earnings per share, and exercise prices for June 30, 2001 and 2002 above retroactively reflect a 10% stock dividend distributed in June 2002.

     Advertising Costs and Customer Sales Incentives

In November 2001, the Emerging Issues Task Force (EITF) released its consensus on Issue 00-14, “Accounting for Certain Sales Incentives” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. These consensuses provided guidance on the classification of expenses related to customer rebate, sales discounts and cooperative advertising programs. The adoption of these consensuses by the Company did not result in any reclassification of expense or net sales. Sales incentives provided take the form of sales discounts generally treated as a reduction of net sales. The Company also maintains a cooperative advertising program with its customers and provides sales incentives to the extent of the estimated value of advertising provided by the customer on behalf of the Company. Costs incurred for advertising include traditional magazine and television ads, costs under cooperative advertising programs with customers, contingency money decal programs for racing events, and other advertising costs. These costs are expensed as incurred and are included in selling, general and administrative expense.

Advertising expenses, as described above, amounted to $9,618,000, $10,442,000 and $10,526,000 for fiscal years ended June 30, 2001, 2002, and 2003, respectively.

     Product Warranties

The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company’s product warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. Company’s management periodically assesses the adequacy of its product warranty liability based on changes in these factors.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Summary of Significant Accounting Policies (Concluded)

The changes in the Company’s product warrant liability are as follows:

	June 30,

	2002	2003

Beginning balance	$—	$300,000
Accrual for current year claims	1,820,000	1,674,000
Warranty claims settled	(1,520,000)	(1,367,000)

Ending balance	$300,000	$607,000

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

     Controlling Stockholder

As of June 30, 2003, O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, has beneficial ownership of 52% of the Company’s common shares. As a result, Mr. Edelbrock has the ability to control the Company’s operations.

     Reclassifications

Certain prior period amounts have been reclassified for comparison with the 2003 presentation.

Note 2 - New Accounting Pronouncements

In June 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is “planned”. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or liquidity for the fiscal year ended June 30, 2003.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - New Accounting Pronouncements (concluded)

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations for the fiscal year ended June 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes that the adoption of FIN 46 will not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of SFAS 149 is not expected to have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial condition or results of operations.

Note 3 - Inventories

     Inventories consist of the following:

	June 30,

	2002	2003

Raw materials	$13,306,000	$12,542,000
Work in process	2,056,000	1,780,000
Finished goods	7,997,000	12,076,000

	$23,359,000	$26,398,000

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-Term Debt, Capital Lease Obligation, and Revolving Line of Credit

The Company’s long-term debt consists of the following:

	June 30,

	2002	2003

Mortgage note (a)	$254,000	$251,000
Mortgage note (b)	53,000	53,000
Note payable (c)	18,000	10,000
Other	149,000	163,000

	474,000	477,000
Less current portion	11,000	11,000

	$463,000	$466,000

(a)	Mortgage note, collateralized by a trust deed on real estate with a net book value of $296,000 and $285,000 at June 30, 2002 and 2003, respectively; payable in monthly principal and interest payments at an interest rate of 7.0% due March 2031. Subsequent to year end, the Company sold the property in August 2003 for a net amount that approximated the carrying value of the asset and paid the note in full.

(b)	Mortgage note, collateralized by a second trust deed on real estate with a net book value of $296,000 and $285,000 at June 30, 2002 and 2003, respectively; payable in monthly principal and interest payments at an interest rate of 7.5% due March 2016. Subsequent to year end, the Company sold the property in August 2003 for a net amount that approximated the carrying value of the asset and paid the note in full.

(c)	Loan, collateralized by an asset with a net book value of $21,000 and $14,000 at June 30, 2002 and 2003, respectively; payable in monthly principal payments at a zero percent interest rate due November 2004.

Principal payments due on long-term debt are as follows:

	As of June 30,	Subsequent to
Years ending June 30,	2003	Sale of Property *

2004	$11,000	$7,000
2005	7,000	3,000
2006	4,000	—
2007	5,000	—
2008	5,000	—
Thereafter	445,000	163,000

	$477,000	$173,000

*-	In August 2003, the Company sold the property related to mortgage note (a) and (b) and paid off those respective notes in full.

The Company has one unsecured line of credit agreement with a bank, which provides total loan commitment not to exceed $8,000,000. All line of credit financing is at the bank’s prime rate (4.00% at June 30, 2003). This agreement expires in February 2005. There were no borrowings on the line as of June 30, 2002 and 2003. This obligation contains covenants, among other items, relating to various financial ratios. The Company was in compliance with all such covenants at June 30, 2003.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-Term Debt, Capital Lease Obligation, and Revolving Line of Credit (concluded)

The Company’s capital lease obligations are summarized as follows:

	June 30,

	2002	2003

Leases of capital equipment with lease periods expiring at various dates through 2006; interest at 9.0%	$120,000	$65,000
Less current installments	56,000	37,000

	$64,000	$28,000

During the fiscal year ended June 30, 2003, the Company paid off two capital lease obligations early without penalty.

Minimum lease payments under capital lease obligations are as follows:

Years ending June 30,	Amount

2004	$35,000
2005	35,000
2006	3,000
2007	—
2008	—

Total minimum lease payments	73,000
Less amount representing interest	8,000

Present value of net minimum lease payments	$65,000

Included in property, plant and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases:

	June 30,

	2002	2003

Assets under capital lease	$211,000	$150,000
Less accumulated amortization	45,000	54,000

	$166,000	$96,000

Note 5 - Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for fiscal year 2003; however, early adoption was allowed in fiscal year 2002. The Company elected to early adopt this Standard as of July 1, 2001. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of July 1, 2001, and determined the goodwill and license agreement have indefinite lives and that there were no impairment on these assets. The Company discontinued amortizing these assets on July 1, 2001. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and license agreement of $140,000. The Company has performed the annual impairment tests required under SFAS 142 for fiscal years 2002 and 2003 and there were no impairment of these assets.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Goodwill and Intangible Assets (concluded)

Below are the calculations of reported net income and reported basic and diluted net income per share adjusted for the effect of amortization expense for the June 30, 2001 periods:

	Year Ended June 30,

	2001	2002	2003

Reported net income	$4,792,000	$5,360,000	$2,970,000
Effect of amortization expense of license agreement	84,000	—	—
Effect of amortization expense of goodwill	56,000	—	—

Adjusted net income	$4,932,000	$5,360,000	$2,970,000

Basic earnings per share: *
Reported basic earnings per share	$0.86	$0.98	$0.54
Effect of amortization expense of license agreement	0.02	—	—
Effect of amortization expense of goodwill	0.01	—	—

Adjusted basic earnings per share	$0.89	$0.98	$0.54

Diluted earnings per share: *
Reported diluted earnings per share	$0.86	$0.98	$0.54
Effect of amortization expense of license agreement	0.02	—	—
Effect of amortization expense of goodwill	0.01	—	—

Adjusted diluted earnings per share	$0.89	$0.98	$0.54

*	Earnings per share amounts have been retroactively adjusted to account for the Company’s 10% stock dividend distributed in June 2002 . See Note 10.

Note 6 - Taxes on Income

The provision for taxes on income consists of the following:

	Year Ended June 30,

	2001	2002	2003

Current
Federal	$2,308,000	$2,965,000	$1,287,000
State	556,000	635,000	30,000

	2,864,000	3,600,000	1,317,000

Deferred
Federal	(2,000)	(429,000)	30,000
State	(72,000)	(72,000)	30,000

	(74,000)	(501,000)	60,000

	$2,790,000	$3,099,000	$1,377,000

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	Year Ended June 30,

	2001	2002	2003

U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	6.0	6.0	6.0
State income tax credits	(1.7)	(1.7)	(5.2)
Federal income tax credits	(1.6)	(1.8)	(3.3)
Other	0.1	0.1	0.2

Effective tax rate	36.8%	36.6%	31.7%

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Taxes on Income (continued)

The components of deferred taxes at June 30, 2002 and 2003 are as follows:

	2002	2003

Deferred tax assets
State income taxes	$570,000	$401,000
Advertising accrual	433,000	180,000
Uniform capitalization rule	355,000	371,000
Accrued vacation	284,000	318,000
Deferred gains	15,000	15,000
Accounts receivable reserve	170,000	170,000
Product warranty accrual	102,000	206,000
Inventory reserve	102,000	102,000
Other	105,000	—

	2,136,000	1,763,000

Deferred tax liabilities:
State income taxes	404,000	399,000
Depreciation and amortization	1,652,000	1,344,000
Like kind exchange	1,543,000	1,543,000

	3,599,000	3,286,000

Net deferred tax liability	$1,463,000	$1,523,000

The classification of the net deferred tax liability between current and non-current is as follows:

	June 30,

	2002	2003

Net current asset	$1,855,000	$1,567,000
Net long-term liability	3,318,000	3,090,000

Net deferred tax liability	$1,463,000	$1,523,000

Note 7 – Commitments and Contingencies

     Royalty and Development Fee Agreements

The Company has a Royalty Agreement with RICOR Racing and Development L.P. (“RICOR”) whereby the Company pays RICOR a percentage of revenue derived from the net sale of shock absorbers. The Company pays RICOR a royalty of 6% of net sales in accordance with the non-exclusive license agreement. Royalty expense under this agreement amounted to $750,000, $319,000, and $154,000 for fiscal year ended June 30, 2001, 2002, and 2003, respectively.

Pursuant to a license agreement with JG Engine Dynamics, Inc. (“JG”) and Automotive Systems Group, Inc. (“ASG”) (collectively the Licensor), the Company jointly developed certain internal engine, exhaust, and suspension components for import aftermarket products with the Licensor. The Company pays the Licensor 5% of net revenues derived from the sale of such products. In connection with this agreement, the Company paid to the Licensor cash of $144,000 and issued common stock and warrants with a fair value of $81,000 and $617,000, respectively in 2000 (see Note 10). The Company capitalized the total $842,000 cost of this License Agreement.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Commitments and Contingencies (continued)

     Retirement Plans

An employee stock ownership plan (“ESOP”) was established July 1, 1979 covering substantially all employees of Edelbrock Corporation who have attained one year of service. The minimum annual contribution is 1% of the total salaries or wages of plan participants and may be supplemented with additional amounts at the discretion of the Board of Directors. During fiscal year 1998, Edelbrock Corporation established a 401(k) defined contribution plan to enhance the existing ESOP for participating employees. During fiscal year 2001, the Company combined all of its retirement plans for Edelbrock Corporation into one all inclusive 401(k) defined contribution plan. In all previous years, plan expenses were paid by the respective plans. Beginning in fiscal year 2002, the Company elected to pay for the plan’s expenses on a go forward basis. At the discretion of the Board of Directors, Edelbrock Corporation can match participant directed contributions and provide discretionary contributions. Edelbrock Corporation currently matches 50% up to 4% of a participant’s contribution to this plan.

Contributions to the Edelbrock Corporation 401(k) Plan amounted to $577,000 for the year ended June 30, 2001. For the year ended June 30, 2002, Edelbrock Corporation expensed $614,000 which included plan expenses of $88,000 and a contribution of $526,000 to the 401(k) plan which first funds the match with the remaining balance utilized as a discretionary contribution. For the year ended June 30, 2003, Edelbrock Corporation expensed $614,000 which included plan expenses of $36,000 and a contribution of $578,000 to the 401(k) plan which first funds the match with the remaining balance utilized as a discretionary contribution.

Edelbrock Foundry Corp. maintains a defined contribution profit sharing plan (the “Plan”) covering substantially all of its employees who have attained one year of service. Contributions to the Plan are at the discretion of the Company’s Board of Directors; however, contributions cannot exceed 15% of the total salaries or wages of the plan participants. During fiscal year 1998, Edelbrock Foundry Corp. established a 401(k) defined contribution plan to enhance the existing plan for participating employees. During fiscal year 2001, the Edelbrock Foundry Corp. combined all of its retirement plans into one all inclusive 401(k) defined contribution plan. In all previous years, plan expenses were paid by the respective plans. In fiscal year 2002, Edelbrock Foundry Corp. elected to pay for the plan’s expenses incurred on a go forward basis. At the discretion of the Board of Directors, Edelbrock Foundry Corp. can match participant directed contributions and provide discretionary contributions. Edelbrock Foundry Corp. currently matches 50% up to 4% of a participant’s contribution to this plan.

Contributions to the Edelbrock Foundry Corp. 401(k) Plan amounted to $55,000 for the years ended June 30, 2001. For the years ended June 30, 2002 and 2003, respectively, Edelbrock Foundry Corp. expensed $59,000 which included plan expenses of $9,000 and a contribution of $50,000 which first funds the match with the remaining balance utilized as a discretionary contribution.

Federal law limits the maximum annual contribution to the lesser of $35,000 or 25% of the total salaries or wages of a plan participant. The Company had accrued contributions of $577,000 and $628,000 at June 30, 2002 and 2003, respectively.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Commitments and Contingencies (concluded)

     Internal Revenue Service and California Franchise Tax Board Audits

The Federal income taxes of the Company for the fiscal year ended June 30, 2002 are currently under examination by the Internal Revenue Service (“IRS”). The examination mainly pertains to research and development credits and extraterritorial income exclusion that the Company has utilized to reduce taxable income. Management does not believe that the outcome of the IRS examination will have a material impact on the Company’s consolidated results of operations or financial position.

The California income taxes of the Company for the fiscal years ended June 30, 1999, 2000, and 2001 are currently under examination by the Franchise Tax Board (“FTB”). The examination mainly pertains to the apportionment of income between states. The Company does not believe that the ultimate outcome of this examination will result in a material impact on the Company’s consolidated results of operations or financial position.

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

Note 8 - Major Customers

During the fiscal years ended June 30, 2001, 2002, and 2003, one customer accounted for 14.5%, 15.5%, and 15.8% of revenues, respectively; another customer accounted for 10.5%, 10.6%, and 8.7% of revenues, respectively.

Note 9 - Dependence on Key Supplier

The Company has an agreement with a key supplier expiring in December 2009 that requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. The Company’s minimum obligation under this calendar year based agreement aggregates $125,194,000 from a fiscal year equivalent stand-point, or $24,372,000 in calendar year 2003 and $18,827,000 in each following calendar year through 2009. Sales of these automotive carburetors accounted for 39.7%, 37.8%, and 36.7% of the Company’s revenues for the years ended June 30, 2001, 2002, and 2003. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company’s results of operations, since alternative sources for obtaining the types of automotive carburetors marketed by the Company are not readily available. The Company’s inability to source supply with other manufacturers, the Company’s failure to sell automotive carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company’s pricing of automotive carburetors could have a material adverse effect on the Company.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Shareholders’ Equity

     Treasury Stock

At June 30, 2002 and 2003, the Company held 320,806 shares of its common stock in treasury. The excess of the purchase price over the par value of the common stock has been reflected as a reduction of paid-in capital.

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

A summary of changes common stock options for employees during 2001, 2002, and 2003 are as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
	Shares *	Per Share *	Exercise Price *

Outstanding at July 1, 2000	367,992	$11.95	$4,398,475
Granted	49,672	10.29	511,275
Exercised	0	—	0
Cancelled	47,229	13.23	624,888

Outstanding at June 30, 2001	370,435	11.57	4,284,862
Granted	0	—	0
Exercised	2,200	11.36	25,000
Cancelled	5,746	11.37	65,313

Outstanding at June 30, 2002	362,489	11.57	4,194,549
Granted	0	—	0
Exercised	0	—	0
Cancelled	14,451	10.84	156,719

Outstanding at June 30, 2003	348,038	11.60	$4,037,830

Options exercisable (vested) at June 30, 2003	323,700	$11.89	$3,847,623

*	-	On June 7, 2002, the Company paid a 10% stock dividend; accordingly, the number of shares, weighted average exercise price per share, and aggregate exercise price have been retroactively adjusted.

     1994 Stock Option Plan For Non-Employee Directors and Common Stock Warrants Issued to Third Parties

Additionally, the Company adopted the Edelbrock Corporation 1994 Stock Option Plan for Non-Employee Directors (“Director Plan”), which authorizes the granting of non-qualified stock options to certain non-employee directors of the Company. The maximum number of shares granted under the Director Plan shall not exceed 25,000 (27,500 post June 2002 stock dividend) shares of Common Stock.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Shareholders’ Equity (continued)

On February 2, 1996, the Company issued warrants to purchase 100,000 (110,000 post June 2002 stock dividend) shares of common stock at $14.75 per share to RICOR Racing and Development L.P. (“RICOR”). The warrants were granted at the current quoted market price at the date of grant. The warrants originally vested 20% on December 31 of each year for a period of five years with the first 20% vesting on December 31, 1996.

On February 19, 1999, for consideration of Amendment No. 4 to the Licensing Agreement (see Note 6), the Company accelerated the vesting allowing the Warrants to purchase 100,000 shares to become fully exercisable at the date of the amendment. These warrants expire on February 18, 2006. In addition, the Company issued two sets of Warrants to purchase 11,501 and 22,414 shares of common stock at $22.00 and $18.00 per share, respectively, to RICOR. The Warrants were granted at a price higher than the current quoted market price at the date of grant. The 11,501 warrants vest at 20% on December 31 of each year for a period of 5 years and expire on February 18, 2004. The 22,414 warrants expired on February 18, 2002.

On June 26, 2000, the Company issued 8,000 (8,800 post June 2002 stock dividend) shares of common stock at $10.125 per share to Automotive Systems Group Inc. and issued warrants to purchase 80,000 (88,000 post June 2002 stock dividend) shares of the Company’s common stock at an exercise price of $11.00 to JG Engine Dynamics, Inc. The warrants vest annually on June 1st of each year through a period of 4 years with the first 25% vesting on June 1, 2001. The exercise term starts June 1, 2001 and expires on May 31, 2010 (see Note 7).

A summary of changes in options for non-employee directors and common stock warrants during 2001, 2002, and 2003 are as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
	Shares *	Per Share *	Exercise Price *

Outstanding at July 1, 2000	246,856	$12.79	$3,157,144
Granted	3,850	9.60	36,960
Exercised	0	—	0
Cancelled	3,850	11.59	44,625

Outstanding at June 30, 2001	246,856	12.76	3,149,479
Granted	0	—	0
Exercised	0	—	0
Cancelled	24,655	16.36	403,452

Outstanding at June 30, 2002	222,201	12.36	2,746,027
Granted	0	—	0
Exercised	0	—	0
Cancelled	3,850	11.36	43,751

Outstanding at June 30, 2003	218,351	$12.38	$2,702,276

Warrants exercisable (vested) at June 30, 2003	177,541	$12.76	$2,266,027

*	-	On June 7, 2002, the Company paid a 10% stock dividend; accordingly, the number of shares, weighted average exercise price per share, and aggregate exercise prices for 2000, 2001, and 2002 have been retroactively adjusted.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Shareholders’ Equity (concluded)

The following table summarizes information about stock options and warrants outstanding at June 30, 2003:

Employee Stock Options:

	Number		Weighted-Average	Number
Range of	of Shares	Weighted-Average	Exercise Price	of Shares	Exercisable
Exercise	Outstanding at	Remaining	for Shares	Exercisable at	Weighted-Average
Prices *	June 30, 2003 *	Contractual Life	Outstanding *	June 30, 2003 *	Exercise Price *

$10.00 - $11.36	321,638	1.85	$11.28	297,300	$11.56
$12.27	1,100	2.86	$12.27	1,100	$12.27
$14.55 - $17.73	25,300	4.80	$15.73	25,300	$15.73

$10.00 - $17.73	348,038	2.06	$11.60	323,700	$11.89

No options were granted during the fiscal year ended June 30, 2002 and 2003.

Non-Employee Options and Warrants:

	Number		Weighted-Average	Number
Range of	of Shares	Weighted-Average	Exercise Price	of Shares	Exercisable
Exercise	Outstanding at	Remaining	for Shares	Exercisable at	Weighted-Average
Prices *	June 30, 2003 *	Contractual Life	Outstanding *	June 30, 2003 *	Exercise Price *

$9.60 - $14.88	205,700	5.95	$11.91	167,420	$12.33
$20.00	12,651	5.00	$20.00	10,121	$20.00

$9.60 - $20.00	218,351	5.90	$12.38	177,541	$12.76

No warrants were granted during the fiscal year ended June 30, 2002 and 2003.

*	-	The number of shares outstanding and exercisable and the weighted average exercise price for shares outstanding and exercisable for both common stock options and non-employee options and warrants for 2002 have been retroactively adjusted to reflect the Company’s 10% stock dividend issued on June 7, 2002.

EDELBROCK CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Costs and		Balance at
	Beginning of Year	Expenses	Deductions	End of Year

Year ended June 30, 2003:
Accounts receivable reserve	$500,000	$—	$—	$500,000
Inventory reserves	$300,000	$—	$—	$300,000
Year ended June 30, 2002:
Accounts receivable reserve	$500,000	$—	$—	$500,000
Inventory reserves	$350,000	$—	$50,000	$300,000
Year ended June 30, 2001:
Accounts receivable reserve	$500,000	$—	$—	$500,000
Inventory reserves	$200,000	$150,000	$—	$350,000