Form 10-Q
period 2003-09-25
EDELBROCK CORP
filed 2003-11-06
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2003	Commission File Number 000-24802

EDELBROCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0627520

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 California Street, Torrance, California	90503

(Address of principal executive offices)	(Zip Code)

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

Yes [  ]             No [X]

As of November 6, 2003, the Company had 5,458,665 shares of Common Stock outstanding.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
SIGNATURES
EXHIBIT 10.0
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EDELBROCK CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 2003
INDEX

		Page
Part I FINANCIAL STATEMENTS
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 25, 2003 and June 30, 2003	3
	Consolidated Statements of Income for the Three Months Ended September 25, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 25, 2003 and 2002	5
	Notes to Condensed Consolidated Interim Financial Statements	6-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
Part II OTHER INFORMATION		17
SIGNATURES		18
CERTIFICATIONS		19-22

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,862,000	$8,707,000
Accounts receivable, net	24,816,000	26,858,000
Inventories	27,010,000	26,398,000
Prepaid expenses and other	3,418,000	3,835,000

Total current assets	63,106,000	65,798,000

Property, plant and equipment, net	36,864,000	37,965,000

Goodwill	1,172,000	1,172,000
License agreement	722,000	758,000
Other	1,919,000	1,707,000

Total assets	$103,783,000	$107,400,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,048,000	$12,038,000
Accrued expenses	3,868,000	4,692,000
Current portion of long-term debt	42,000	48,000

Total current liabilities	12,958,000	16,778,000

Long-term debt and capital lease obligations	186,000	494,000
Deferred income taxes	3,057,000	3,090,000

Shareholders’ equity	87,582,000	87,038,000

Total liabilities and shareholders’ equity	$103,783,000	$107,400,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	September 25,

	2003	2002

Revenues	$27,658,000	$25,874,000
Cost of sales	17,804,000	15,839,000

Gross profit	9,854,000	10,035,000

Operating expenses
Selling, general and administrative	8,344,000	7,846,000
Research and development	894,000	835,000

Total operating expenses	9,238,000	8,681,000

Operating income	616,000	1,354,000

Interest expense	(4,000)	(20,000)
Interest income	11,000	20,000
Gain on sale of assets	118,000	2,000

Income before taxes on income	741,000	1,356,000
Taxes on income	274,000	502,000

Net income	$467,000	$854,000

Basic net income per share	$0.09	$0.16

Diluted net income per share	$0.09	$0.16

Basic weighted average number of shares outstanding	5,454,000	5,452,000
Effect of dilutive stock options and warrants	11,000	12,000

Diluted weighted average number of shares outstanding	5,465,000	5,464,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	September 25,

	2003	2002

Increase (Decrease) in Cash and Cash Equivalents
Operating activities
Net income	$467,000	$854,000
Depreciation and amortization	1,396,000	1,342,000
Gain on sale of assets	(118,000)	(2,000)
Impairment on license agreement	36,000	—
Net change in operating assets and liabilities	(2,221,000)	(3,381,000)

Net cash used in operating activities	(440,000)	(1,187,000)

Investing activities
Acquisition of property, plant and equipment	(582,000)	(1,431,000)
Distributions from partnership	—	60,000
Proceeds from sale of assets	414,000	4,000

Net cash used in investing activities	(168,000)	(1,367,000)

Financing activities
Proceeds from issuance of common stock	77,000	—
Debt repayments	(314,000)	(15,000)

Net cash used in financing activities	(237,000)	(15,000)

Net decrease in cash and cash equivalents	(845,000)	(2,569,000)
Cash and cash equivalents at beginning of period	8,707,000	7,682,000

Cash and cash equivalents at end of period	$7,862,000	$5,113,000

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$4,000	$20,000

Income taxes	$—	$960,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements of Edelbrock Corporation (the “Company”) at September 25, 2003 and for the three month periods ended September 25, 2003 and 2002 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2003 balance sheet was derived from the balance sheet included in the Company’s audited consolidated financial statements as included in the Company’s Form 10-K for its fiscal year ended June 30, 2003 (File No. 000-24802).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three-month period ended September 25, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

Accounts Receivable

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and, (ii) the Company’s specific assessment of the collectibility of all past due accounts. Credit losses are charged directly to selling, general and administrative expenses when determined to be uncollectible. The actual cash and other discounts, returns and credit losses have not differed materially from accrued estimated amounts for the three months ended September 25, 2003.

Inventories

Inventories, which consist of raw materials, work in process, and finished goods, are stated at the lower of cost (first-in, first-out method) or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset might be impaired. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a change in relationship between licensee and licensor, and significant negative industry or economic trends. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The Company is required to make estimates of its future cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Other assumptions include determining the discount rate and future growth rates.

Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure an amendment of SFAS 123” (“SFAS No. 148”) requires the Company to provide pro forma information regarding net income and income per share as if compensation expensed for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.148. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the 2003 and 2002 period: dividend yield of zero percent, risk-free interest rate of 6 percent, expected lives of ten years, and expected volatility of 35% for 2003 and 2002, respectively. Under the accounting provisions of SFAS No. 148, the Company’s net income and income per share for 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	September 25,

	2003	2002

Net income:
As reported	$467,000	$854,000
Pro forma	$464,000	$848,000
Earnings per share:
As reported – Basic	$0.09	$0.16
As reported – Diluted	$0.09	$0.16
Pro forma – Basic	$0.09	$0.16
Pro forma – Diluted	$0.09	$0.16

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

The following options and warrants were excluded from the computation of diluted net income per share as a result of the exercise price exceeding the average market price of the shares of common stock:

	Three Months Ended
	September 25,

	2003	2002

Options and warrants to purchase shares of common stock	444,139	488,345

Exercise prices	$11.36 - $20.00	$11.36 - $20.00

Note 1 - Summary of Significant Accounting Policies (concluded)

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

The changes in the Company’s product warranty liability are as follows:

	Three Months Ended
	September 25,

	2003	2002

Balance at July 1,	$607,000	$300,000
Accrual for current year claims	804,000	1,186,000
Warranty claims settled	(888,000)	(1,129,000)

Balance at September 25,	$523,000	$357,000

Segment Reporting

The Company is centrally managed and operates in one business segment: specialty automotive and motorcycle aftermarket parts.

Controlling Stockholder

As of September 25, 2003, O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, has beneficial ownership of 51.4% of the Company’s common shares. As a result, Mr. Edelbrock has the ability to control the Company’s operations.

Reclassifications

Certain prior period amounts have been reclassified for comparison with the 2003 presentation.

Note 2 – New Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes that the adoption of FIN 46 will not have a material effect on the Company’s financial position or results of operations.

Note 2 – New Accounting Pronouncements (continued)

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of SFAS 149 did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. The adoption of SFAS 150 did not have a material effect on the Company’s financial condition or results of operations.

Note 3 - Inventories

Inventories at September 25, 2003 and June 30, 2003 consisted of the following:

	September 25,	June 30,
	2003	2003

	(Unaudited)
Raw materials	$13,954,000	$12,542,000
Work in process	1,743,000	1,780,000
Finished goods	11,313,000	12,076,000

	$27,010,000	$26,398,000

Note 4 – License Agreement

The Company currently has a License Agreement with JG Engine Dynamics, Inc. and Automotive Systems Group, Inc. (the “Licensor”). In September 2003, the Company determined that its relationship with the Licensor had changed because the parties are no longer jointly developing future import aftermarket products. The Company continues to utilize the License Agreement and pay royalties to the Licensor on existing co-developed products.

Based on this change in relationship, the Company has determined that the useful life of the License Agreement has changed from an indefinite life to a finite life of 15 years. The Company has also evaluated the recoverability of the carrying amount of this long-lived asset through an impairment test by estimating future net cash flows over the remaining life of this License Agreement. Accordingly, based on this impairment test, the Company has recorded an impairment charge of $36,000 for the quarter ending September 25, 2003 and will prospectively amortize the License Agreement over a 15 year period utilizing a units method as a basis for amortization.

Note 5 – Tax Contingency

The Federal income taxes of the Company for the fiscal year ended June 30, 2001 are currently under examination by the Internal Revenue Service (“IRS”). The examination mainly pertains to research and development credits and extraterritorial income exclusion that the Company has utilized to reduce taxable income. Management does not believe that the outcome of the IRS examination will have a material impact on the Company’s consolidated results of operations or financial position.

The California income taxes of the Company for the fiscal years ended June 30, 1999, 2000, and 2001 are currently under examination by the California Franchise Tax Board. The examination mainly pertains to the apportionment of income between states. Management does not believe that the outcome of this examination will result in a material impact on the Company’s consolidated results of operations or financial position.

Note 6 - Dependence on Key Supplier

The Company has an agreement with Magneti Marelli, USA, Inc., who is the key supplier of automotive carburetors for the Company. The agreement expires in December of 2009 and requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier each calendar year and (iii) the Company price the carburetors so as to remain market competitive.

On October 31, 2003, the Company amended this agreement, changing the Company’s aggregate minimum purchase obligation from January 1, 2004 to the agreement’s expiration in December of 2009. Pursuant to the amended agreement, the Company’s minimum purchase obligation increased by $6,723,000 for the 2004 calendar year only. Each subsequent calendar year through 2009 remained substantially unchanged, decreasing by $183,000 per year. Any material failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company’s results of operations because alternative sources for obtaining the types of automotive carburetors marketed by the Company are not readily available. The Company’s inability to source supply with other manufacturers, the Company’s failure to sell automotive carburetors in excess of the minimum purchase requirement, or the contractual limitations on the Company’s pricing of automotive carburetors also could have a material adverse effect on the Company. The Company has met all minimum purchase obligations to date.

Note 7 - Subsequent Event

On November 3, 2003, the Company declared a cash dividend of $.03 per common share payable to shareholders of record as of December 1, 2003. The payment date for this dividend has been set for December 9, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarter ended September 25, 2003. The following should be read in conjunction with the Condensed Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

     Overview

The Company was founded in 1938, and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other performance components for most domestic V8 and selected V6 engines; and sport compact four cylinder domestic and import engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and other selected brand motorcycles. Also, through its Russell division, the Company offers performance plumbing and brake lines which include street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use. The Company currently offers approximately 8,000 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

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

     Seasonality

The Company’s sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company’s fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in these quarters. This seasonality typically results in reduced earnings for the Company’s first quarter because a significant portion of operating expenses are fixed throughout the fiscal year.

Three Months Ended September 25, 2003, Compared to Three Months Ended September 25, 2002:

     Revenues

Revenues increased 6.9% to $27.7 million for the three months ended September 25, 2003 from $25.9 million for the same period of 2002. This increase was primarily the result of an increase of $792,000, or 194.6%, from sales by its aluminum foundry to third party customers; an increase of $247,000, or 6.8%, in the sale of automotive aluminum cylinder heads; an increase of $176,000, or 15.1%, in the sale of Russell Performance products; an increase of $173,000, or 23.6%, in the sale of shock absorbers; an increase of $168,000, or 26.9%, in the sale of exhaust products; and new sales from its recently introduced turbo charger line of $135,000. The Company attributed the increase in revenues to an increase in demand for its products and better seasonal weather for the current three month period resulting from the abatement of the inclement weather that had been hampering sales since early spring of 2003.

     Cost of Sales

Cost of sales increased 12.4% to $17.8 million for the three months ended September 25, 2003 from $15.8 million for the same period of 2002. As a percent of revenues, cost of sales increased to 64.4% for the three months ended September 25, 2003 from 61.2% for the same period of 2002. The increase in cost of sales as a percent of revenues was primarily due to increases in workers’ compensation insurance and labor cost overruns at its aluminum foundry. The Company attributed the cost overruns at its aluminum foundry to additional employees and overtime required to complete certain contract work for third party customers. To minimize such cost overruns in the future, the Company is reducing the number of third-party foundry customers to eliminate overtime and personnel so that the aluminum foundry can focus on fewer, higher-margin projects and focus on the Company’s proprietary products. The Company is also installing new equipment at its aluminum foundry that will reduce machine labor time and has announced price increases on those third-party customers that it has elected to retain.

     Selling, General and Administrative Expense

Selling, general and administrative expenses increased 6.4% to $8.3 million for the three months ended September 25, 2003 from $7.8 million for the same period of 2002. The increase was mainly attributed to an increase in advertising costs and commissions associated with increased revenues. As a percent of revenues, selling, general and administrative expense decreased to 30.2% for the three months ended September 25, 2003 from 30.3% for the same period of 2002. The decrease in expenses as a percentage of revenues was mainly due to higher revenues spread over relatively fixed costs.

     Research and Development Expense

Research and development (“R & D”) expense increased 7.1% to $894,000 for the three months ended September 25, 2003 from $835,000 for the same period of 2002. As a percent of revenues, R & D expense remained unchanged at 3.2% for the three months ended September 25, 2003 and for the same period of 2002.

     Interest Expense

Interest expense decreased to $4,000 for the three months ended September 25, 2003 from $20,000 for the same period of 2002. The decrease was primarily due to the 2002 period reflecting $15,000 of interest paid to the State of Michigan for taxes accrued in 1999, 2000, and 2001.

Three Months Ended September 25, 2003, Compared to Three Months Ended September 25, 2002 (concluded):

     Interest Income

Interest income decreased to $11,000 for the three months ended September 25, 2003 from $20,000 for the same period in 2002. The decrease was primarily due to lower interest rates.

     Gain on Sale of Assets

Gain on sale of assets was $118,000 and $2,000 for the three months ended September 25, 2003 and 2002, respectively. The gain for the three months ended September 25, 2003 can be primarily attributed to the sale of a real estate asset.

     Taxes on Income

The provision for income taxes decreased to $274,000 for the three months ended September 25, 2003 from $502,000 for the 2002 period. The effective tax rate for both the 2003 and 2002 periods was approximately 37%.

     Net Income

The Company’s net income for the three months ended September 25, 2003 decreased 45.3% to $467,000 from $854,000 for the same period of 2002. This increase was the result of the items mentioned above.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent Annual Report on Form 10-K have the greatest potential impact on its financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain critical accounting policies affect working capital account balances, including the policies for revenue recognition, accounts receivable reserves, inventory reserves, and product warranty and self-insurance liabilities. These policies require that the Company make estimates in the preparation of its financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Liquidity and Capital Resources

The Company’s liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company’s $8.0 million revolving credit facility (“Revolving Credit Facility”) which expires on February 1, 2005. The Company expects to renew this credit facility prior to expiration. Due to seasonal demand for the Company’s products, the Company normally builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of $582,000 during the first quarter of fiscal year 2004 mainly for capital equipment and modification upgrades to its distribution center. The Company anticipates making additional capital expenditures of approximately $3.0 - $4.5 million for the remainder of fiscal year 2004 primarily for additional capital equipment to increase production, shipping capacity, and efficiency.

Contractual Obligations

The Company has an agreement with Magneti Marelli, USA, Inc., who is the key supplier of automotive carburetors for the Company. The agreement expires in December of 2009 and requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier each calendar year and (iii) the Company price the carburetors so as to remain market competitive.

On October 31, 2003, the Company amended this agreement, changing the Company’s aggregate minimum purchase obligation from January 1, 2004 to the agreement’s expiration in December of 2009. Pursuant to the amended agreement, the Company’s minimum purchase obligation increased by $6,723,000 for the 2004 calendar year only. Each subsequent calendar year through 2009 remained substantially unchanged, decreasing by $183,000 per year. Any material failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company’s results of operations because alternative sources for obtaining the types of automotive carburetors marketed by the Company are not readily available. The Company’s inability to source supply with other manufacturers, the Company’s failure to sell automotive carburetors in excess of the minimum purchase requirement, or the contractual limitations on the Company’s pricing of automotive carburetors also could have a material adverse effect on the Company. The Company has met all minimum purchase obligations to date.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Any statements set forth above which are not historical facts, including statements relating to future economic and climatic conditions, are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, dependence on key supplier, and other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT & SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the prime rate (4.00% as of September 25, 2003) and expires on February 1, 2005. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of September 25, 2003, the Company’s outstanding balance on the Revolving Credit Facility was zero.

Item 4. Controls and Procedures

The Company’s President, Chief Executive Officer, and Chairman of the Board, O. Victor Edelbrock, and the Company’s Vice-President of Finance and Chief Financial Officer, Aristedes T. Feles, have evaluated the Company’s disclosure controls and procedures as of September 25, 2003. These controls and procedures are designed to ensure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to Messrs. Edelbrock and Feles on a timely basis.

Based on their evaluation, Messrs. Edelbrock and Feles concluded that the Company’s disclosure controls and procedures are suitable and effective for the Company, taking into consideration the size and nature of the Company’s business and operations.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

10.0	Amendment to Purchasing Agreement between Edelbrock Corporation and Magneti Marelli, USA, Inc. dated October 31, 2003

31.1	Certifications of principal executive officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2	Certifications of principal financial officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1	Certifications of principal executive officer pursuant to 18 U.S.C. 1350 (furnished)

32.2	Certifications of principal financial officer pursuant to 18 U.S.C. 1350 (furnished)

Reports on Form 8-K

The Company filed a report on Form 8-K on September 3, 2003 related to its earnings release for fourth quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDELBROCK CORPORATION

Registrant

Date: November 6, 2003	ARISTEDES T. FELES

Aristedes T. Feles
Vice President of Finance
Chief Financial Officer and
Director