Form 10-Q
period 2003-12-25
EDELBROCK CORP
filed 2004-02-06
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 25, 2003	Commission File Number 000-24802

EDELBROCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0627520

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 California Street, Torrance, California	90503

(Address of principal executive offices)	(Zip Code)

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

Yes [  ]         No [X]

As of February 6, 2004, the Company had 5,458,665 shares of Common Stock outstanding.

EDELBROCK CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 25, 2003

INDEX

Page

Part I FINANCIAL STATEMENTS
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 25, 2003 and June 30, 2003	3
Consolidated Statements of Income for the Three Months and Six Months Ended December 25, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 25, 2003 and 2002	5
Notes to Condensed Consolidated Interim Financial Statements	6-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II OTHER INFORMATION	19-20
SIGNATURES	21
CERTIFICATIONS	22-25

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 25,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,677,000	$8,707,000
Accounts receivable, net	31,547,000	26,858,000
Inventories	26,611,000	26,398,000
Prepaid expenses and other	2,625,000	3,835,000

Total current assets	65,460,000	65,798,000
Property, plant and equipment, net	37,680,000	38,421,000
Goodwill	1,172,000	1,172,000
License agreement	708,000	758,000
Other	1,130,000	1,251,000

Total assets	$106,150,000	$107,400,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,286,000	$12,038,000
Accrued expenses	4,964,000	4,692,000
Current portion of long-term debt	42,000	48,000

Total current liabilities	14,292,000	16,778,000
Long-term debt	178,000	494,000
Deferred income taxes	2,974,000	3,090,000
Shareholders’ equity	88,706,000	87,038,000

Total liabilities and shareholders’ equity	$106,150,000	$107,400,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	December 25,		December 25,

	2003	2002	2003	2002

Revenues	$31,741,000	$31,015,000	$59,399,000	$56,889,000
Cost of sales	20,452,000	19,918,000	38,256,000	35,757,000

Gross profit	11,289,000	11,097,000	21,143,000	21,132,000

Operating expenses
Selling, general and administrative	8,459,000	8,265,000	16,803,000	16,111,000
Research and development	813,000	942,000	1,707,000	1,777,000

Total operating expenses	9,272,000	9,207,000	18,510,000	17,888,000

Operating income	2,017,000	1,890,000	2,633,000	3,244,000
Interest expense	1,000	11,000	5,000	31,000
Interest income	10,000	18,000	21,000	38,000
Gain on sale of fixed assets	17,000	2,000	135,000	4,000

Income before taxes on income	2,043,000	1,899,000	2,784,000	3,255,000
Taxes on income	756,000	702,000	1,030,000	1,204,000

Net income	$1,287,000	$1,197,000	$1,754,000	$2,051,000

Basic net income per share	$0.24	$0.22	$0.32	$0.38

Diluted net income per share	$0.23	$0.22	$0.32	$0.38

Basic weighted average number of shares outstanding	5,459,000	5,452,000	5,456,000	5,452,000
Effect of dilutive stock options and warrants	27,000	5,000	22,000	9,000

Diluted weighted average number of shares outstanding	5,486,000	5,457,000	5,478,000	5,461,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 25,

Increase (Decrease) in Cash and Cash Equivalents	2003	2002

Operating activities
Net income	$1,754,000	$2,051,000
Depreciation and amortization	2,849,000	2,798,000
Gain on sale of assets	(135,000)	(4,000)
Impairment on license agreement	36,000	—
Net change in operating assets and liabilities	(6,184,000)	(6,625,000)

Net cash used in operating activities	(1,680,000)	(1,780,000)

Investing activities
Capital expenditures	(2,380,000)	(3,325,000)
Proceeds from sale of assets	438,000	6,000
Other	—	62,000

Net cash used in investing activities	(1,942,000)	(3,257,000)

Financing activities
Proceeds from issuance of common stock from exercise of stock options	77,000	—
Dividends paid on common stock	(163,000)	—
Net repayments of debt	(322,000)	(30,000)

Net cash used in financing activities	(408,000)	(30,000)

Net decrease in cash and cash equivalents	(4,030,000)	(5,067,000)
Cash and cash equivalents at beginning of period	8,707,000	7,682,000

Cash and cash equivalents at end of period	$4,677,000	$2,615,000

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$5,000	$31,000

Income taxes	$300,000	$1,954,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of Edelbrock Corporation (the “Company”) at December 25, 2003 and for the three and six month periods ended December 25, 2003 and 2002 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2003 balance sheet was derived from the balance sheet included in the Company’s audited consolidated financial statements as included in the Company’s Form 10-K for its fiscal year ended June 30, 2003 (File No. 000-24802).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in audited financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and six month periods ended December 25, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

Accounts Receivable and Accounts Receivable Reserves

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and, (ii) the Company’s specific assessment of the collectibility of all past due accounts. Credit losses are charged directly to selling, general and administrative expenses when determined to be uncollectible. The actual cash and other discounts, returns and credit losses have not differed materially from accrued estimated amounts for the six months ended December 25, 2003.

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

Note 1 – Summary of Significant Accounting Policies (continued)

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

	Three Months Ended		Six Months Ended
	December 25,		December 25,

	2003	2002	2003	2002

Net income:
As reported	$1,287,000	$1,197,000	$1,754,000	$2,051,000
Pro forma	$1,281,000	$1,186,000	$1,748,000	$2,040,000
Net income per share:
As reported - Basic	$0.24	$0.22	$0.32	$0.38
As reported - Diluted	$0.23	$0.22	$0.32	$0.38
Pro forma - Basic	$0.23	$0.22	$0.32	$0.37
Pro forma - Diluted	$0.23	$0.22	$0.32	$0.37

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

The following options and warrants were excluded from the computation of diluted net income per share as a result of the exercise prices exceeding the average market prices of the underlying shares of common stock:

	Three Months Ended		Six Months Ended
	December 25,		December 25,

	2003	2002	2003	2002

Options and warrants to purchase shares of common stock	152,901	488,345	152,901	488,345

Exercise prices	$12.27 - $20.00	$11.36 - $20.00	$12.27 - $20.00	$11.36 - $20.00

Note 1 – Summary of Significant Accounting Policies (concluded)

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

The changes in the Company’s product warranty liability are as follows:

	Six Months Ended
	December 25,

	2003	2002

Balance at July 1,	$607,000	$300,000
Accrual for current year claims	568,000	806,000
Warranty claims settled	(573,000)	(749,000)

Balance at December 25,	$602,000	$357,000

Segment Reporting

The Company is centrally managed and operates in one business segment: specialty automotive and motorcycle aftermarket parts.

Controlling Stockholder

As of December 25, 2003, O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, has beneficial ownership of 51.4% of the Company’s common shares. As a result, Mr. Edelbrock has the ability to control the Company’s operations.

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

Note 3 – Inventories

Inventories at December 25, 2003 and June 30, 2003 consisted of the following:

	December 25,	June 30,

	(Unaudited)
Raw materials	$14,597,000	$12,542,000
Work in process	1,603,000	1,780,000
Finished goods	10,411,000	12,076,000

	$26,611,000	$26,398,000

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

Based on this change in relationship, the Company has determined that the useful life of the License Agreement has changed from an indefinite life to a finite life of 15 years. The Company has also evaluated the recoverability of the carrying amount of this long-lived asset through an impairment test by estimating future net cash flows over the remaining life of this License Agreement. Accordingly, based on this impairment test, the Company recorded an impairment charge of $36,000 for the three months ended September 25, 2003 and is amortizing the License Agreement over a 15 year period utilizing a units method as a basis for amortization.

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

Note 6 – Dependence on Key Supplier

The Company has an agreement with Magneti Marelli Powertrain, USA, Inc., who is the key supplier of automotive carburetors for the Company. The agreement expires in December of 2009 and requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier each calendar year and (iii) the Company price the carburetors so as to remain market competitive.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and six months ended December 25, 2003 and 2002. The following should be read in conjunction with the consolidated interim financial statements and related notes appearing elsewhere herein.

     Overview

The Company was founded in 1938, and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other performance components for most domestic V8 and selected V6 engines; and sport compact four cylinder domestic and import engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and other selected brand motorcycles. Also, through its Russell division, the Company offers performance plumbing and brake lines which include street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use. The Company currently offers over 8,100 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

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

Three Months Ended December 25, 2003 Compared to Three Months Ended December 25, 2002:

     Revenues

Revenues increased 2.3% to $31.7 million for the three months ended December 25, 2003 from $31.0 million for the same period of 2002. This slight increase was primarily the result of an increase of $446,000, or 71.7% from sales by its aluminum foundry to third party customers; an increase of approximately $346,000, or 3.0% in the sale of automotive carburetors; an increase of approximately $206,000, or 3.0%, in the sale of aluminum intake manifolds; and an increase of approximately $200,000, or 32.3%, in the sale of shock absorbers.

     Cost of Sales

Cost of sales increased 2.7% to $20.5 million for the three months ended December 25, 2003 from $19.9 million for the same period of 2002. The increase was mainly due to increased revenues. As a percentage of revenues, cost of sales increased to 64.4% for the three months ended December 25, 2003 from 64.2% for the same period of 2002. The slight increase in cost of sales as a percentage of revenues was primarily due to increased labor costs and workers’ compensation insurance expenses.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 2.3% to $8.5 million for the three months ended December 25, 2003 from $8.3 million for the same period of 2002. The increase was mainly attributed to increased advertising expenses and costs associated with the change of ownership and beneficiaries of certain life insurance policies covering the Company’s Chief Executive Officer. As a percentage of revenues, selling, general and administrative expense increased slightly to 26.7% for the three months ended December 25, 2003 from 26.6% for the same period ended 2002.

     Research and Development Expense

Research and development expense decreased 13.7% to $813,000 for the three months ended December 25, 2003 from $942,000 for the same period of 2002. As a percentage of revenues, research and development expense decreased to 2.6% for the three months ended December 25, 2003 from 3.0% for the same period of 2002. The overall decrease and decrease as a percentage of revenues can mainly be attributed to the substantial conclusion of a third party development program in the current fiscal quarter. The Company will evaluate the viability of this program to determine whether or not it will be renewed in the future.

     Interest Expense

Interest expense decreased to $1,000 for the three months ended December 25, 2003 from $11,000 for the same period of 2002.

     Interest Income

Interest income decreased to $10,000 for the three months ended December 25, 2003 from $18,000 for the same period of 2002.

Three Months Ended December 25, 2003 Compared to Three Months Ended December 25, 2002 (concluded):

     Taxes on Income

The provision for income taxes increased to $756,000 for the three months ended December 25, 2003 from $702,000 for the same period of 2002. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the three months ended December 25, 2003 increased 7.5% to $1.3 million from $1.2 million for the same period of 2002. This increase was primarily the result of the items mentioned above.

Six Months Ended December 25, 2003 Compared to Six Months Ended December 25, 2002

     Revenues

Revenues increased 4.4% to $59.4 million for the six months ended December 25, 2003 from $56.9 million for the same period of 2002. This increase was primarily the result of $1.2 million, or 120.2% from sales by its aluminum foundry to third party customers; an increase of; an increase of approximately $208,000, or 1.6%, in the sale of aluminum intake manifolds; an increase of approximately $294,000, or 37.4%, in the sale of automotive camshafts; and an increase of approximately $373,000, or 27.6%, in the sale of shock absorbers.

     Cost of Sales

Cost of sales increased 7.0% to $38.3 million for the six months ended December 25, 2003 from $35.8 million for the same period of 2002. The increase was mainly due to increased revenues. As a percentage of revenues, cost of sales increased to 64.4% for the six months ended December 25, 2003 from 62.9% for the same period of 2002. The increase in cost of sales as a percentage of revenues was primarily due to increases in labor costs, workers’ compensation insurance, and labor cost overruns at its aluminum foundry. The Company attributed these cost overruns to additional employees and overtime required to complete certain contract work for third party customers. To minimize such cost overruns in the future, the Company has reduced the number of third-party foundry customers and thereby virtually eliminated overtime so that the aluminum foundry can focus on fewer and higher-margin projects which include the Company’s proprietary products. The Company is also installing new equipment at its aluminum foundry that will reduce machine labor time and has announced price increases on those third-party customers that it has elected to retain.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 4.3% to $16.8 million for the six months ended December 25, 2003 from $16.1 million for the same period of 2002. The increase was mainly attributed to an increase in advertising costs and commissions associated with increased revenues. As a percentage of revenues, selling, general and administrative expense remained unchanged at 28.3% for the six months ended December 25, 2003 and 2002.

     Research and Development Expense

Research and development expense decreased 3.9% to $1.7 million for the six months ended December 25, 2003 from $1.8 million for the same period of 2002. As a percentage of revenues, research and development expense decreased to 2.9% for the six months ended December 25, 2003 from 3.1% for the same period of 2002. The overall decrease and decrease as a percentage of revenues can mainly be attributed to the substantial conclusion of a third party development program in the current fiscal quarter. The Company will evaluate the viability of this program to determine whether or not it will be renewed in the future.

     Interest Expense

Interest expense decreased to $5,000 for the six months ended December 25, 2003 from $31,000 for the same period of 2002.

     Interest Income

Interest income decreased to $21,000 for the six months ended December 25, 2003 from $38,000 for the same period of 2002.

Six Months Ended December 25, 2003 Compared to Six Months Ended December 25, 2002 (concluded)

     Gain on Sale of Assets

Gain on sale of assets was $135,000 and $4,000 for the six months ended December 25, 2003 and 2002, respectively. The gain for the six months ended December 25, 2003 can be primarily attributed to the sale of a real estate asset.

     Taxes on Income

The provision for income taxes decreased to $1.0 million for the six months ended December 25, 2003 from $1.2 million for the 2002 period. The effective tax rate for both the 2003 and 2002 periods was approximately 37%.

     Net Income

The Company’s net income for the six months ended December 25, 2003 decreased 14.5% to $1.8 million from $2.1 million for the same period of 2002. This decrease was primarily the result of the items mentioned above.

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

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $2.4 million during the first two quarters of fiscal year 2004 mainly for new machinery and computer equipment and anticipates making additional capital expenditures of approximately $2.0 - $3.0 million for the remainder of fiscal year 2004 primarily for additional capital equipment to increase production capacity and efficiency.

Contractual Obligations

The Company has an agreement with Magneti Marelli Powertrain, USA, Inc., who is the key supplier of automotive carburetors for the Company. The agreement expires in December of 2009 and requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier each calendar year and (iii) the Company price the carburetors so as to remain market competitive.

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Any statements set forth above which are not historical facts, including statements relating to future economic and climatic conditions, are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, dependence on key supplier, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, and other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, N.A. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the prime rate (4.00% as of December 25, 2003) and expires on February 1, 2005. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of December 25, 2003, the Company’s outstanding balance on the Revolving Credit Facility was zero.

Item 4. Controls and Procedures

The Company’s President, Chief Executive Officer, and Chairman of the Board, O. Victor Edelbrock, and the Company’s Vice-President of Finance and Chief Financial Officer, Aristedes T. Feles, have evaluated the Company’s disclosure controls and procedures as of December 25, 2003. These controls and procedures are designed to ensure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to Messrs. Edelbrock and Feles on a timely basis.

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

Item 4. Submission of Matters to a Vote of Security Holders

On November 21, 2003, the Company held its annual meeting of shareholders in Torrance, California. At that meeting, the shareholders re-elected all eight directors nominated by the Board of Directors. The number of votes cast for or against each director was as follows:

Director	FOR	AGAINST	UNVOTED

O. Victor Edelbrock	3,565,470	299,445	1,593,750
Jeffrey L. Thompson	3,565,470	299,445	1,593,750
Aristedes T. Feles	3,565,470	299,445	1,593,750
Cathleen Edelbrock	3,565,470	299,445	1,593,750
Timothy D. Pettit	3,820,930	43,985	1,593,750
Jerry Herbst	3,820,930	43,985	1,593,750
Dr. Cornelius J. Pings	3,820,930	43,985	1,593,750
Ralph O. Hellmold	3,853,930	10,985	1,593,750

In addition, the shareholders approved by a vote of 3,860,216 “FOR”, 2,258 “ABSTAINED”, 1,593,750 “UNVOTED”, and 2,441 “AGAINST”, the ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending June 30, 2004.

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

Reports on Form 8-K

The Company furnished a report on Form 8-K on November 3, 2003, under Item 12, related to its earnings release for the quarter ended September 25, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDELBROCK CORPORATION

Registrant

Date: February 6, 2004	/s/ ARISTEDES T. FELES

Aristedes T. Feles
Vice President Finance,
Chief Financial Officer and
Director