Form 10-Q
period 2004-03-25
EDELBROCK CORP
filed 2004-05-07
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 25, 2004	Commission File Number 000-24802

EDELBROCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0627520

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2700 California Street, Torrance, California	90503

(Address of principal executive offices)	(Zip Code)

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

   Yes [  ]         No [X]

As of May 7, 2004, the Company had 5,485,392 shares of Common Stock outstanding.

EDELBROCK CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 25, 2004
INDEX

			Page
Part I	FINANCIAL STATEMENTS
	Item 1.	Interim Financial Statements
		Condensed Consolidated Balance Sheets as of March 25, 2004 and June 30, 2003	3
		Consolidated Statements of Income for the Three Months and Nine Months Ended March 25, 2004 and 2003	4
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 25, 2004 and 2003	5
		Notes to Consolidated Financial Statements	6-11
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19
	Item 4.	Controls and Procedures	19
Part II	OTHER INFORMATION		20
SIGNATURES			21
CERTIFICATIONS			22-25
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EDELBROCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 25,	June 30,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,929,000	$8,707,000
Accounts receivable, net	31,693,000	26,858,000
Inventories	28,192,000	26,398,000
Prepaid expenses and other	3,421,000	3,835,000

Total current assets	69,235,000	65,798,000
Property, plant and equipment, net	37,384,000	38,421,000
Goodwill	1,172,000	1,172,000
License agreement	694,000	758,000
Other	1,017,000	1,251,000

Total assets	$109,502,000	$107,400,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,256,000	$12,038,000
Accrued expenses	4,640,000	4,692,000
Current portion of long-term debt	40,000	48,000

Total current liabilities	15,936,000	16,778,000
Long-term debt	179,000	494,000
Deferred income taxes	3,621,000	3,090,000
Shareholders’ equity	89,766,000	87,038,000

Total liabilities and shareholders’ equity	$109,502,000	$107,400,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	March 25,		March 25,
	2004	2003	2004	2003
Revenues	$28,551,000	$25,658,000	$87,950,000	$82,547,000
Cost of sales	18,230,000	16,404,000	56,486,000	52,161,000

Gross profit	10,321,000	9,254,000	31,464,000	30,386,000

Operating expenses
Selling, general and administrative	8,276,000	8,068,000	25,079,000	24,179,000
Research and development	938,000	865,000	2,645,000	2,642,000

Total operating expenses	9,214,000	8,933,000	27,724,000	26,821,000

Operating income	1,107,000	321,000	3,740,000	3,565,000
Interest expense	1,000	7,000	6,000	38,000
Interest income	9,000	8,000	30,000	46,000
Gain on sale of assets and other income	322,000	12,000	457,000	16,000

Income before taxes on income	1,437,000	334,000	4,221,000	3,589,000
Taxes on income	532,000	124,000	1,562,000	1,328,000

Net income	$905,000	$210,000	$2,659,000	$2,261,000

Basic net income per share	$0.17	$0.04	$0.49	$0.41

Diluted net income per share	$0.16	$0.04	$0.48	$0.41

Basic weighted average number of shares outstanding	5,464,000	5,452,000	5,459,000	5,452,000
Effect of dilutive stock options and warrants	51,000	9,000	32,000	9,000

Diluted weighted average number of shares outstanding	5,515,000	5,461,000	5,491,000	5,461,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	March 25,
Increase (Decrease) in Cash and Cash Equivalents	2004	2003
Operating activities
Net income	$2,659,000	$2,261,000
Impairment on license agreement	36,000	—
Depreciation and amortization	4,399,000	4,297,000
(Gain) loss on sale of assets	(453,000)	21,000
Net change in operating assets and liabilities	(6,374,000)	(9,869,000)

Net cash provided by (used in) operating activities	267,000	(3,290,000)

Investing activities
Capital expenditures	(3,613,000)	(4,453,000)
Proceeds from sale of assets	812,000	70,000
Other	10,000	10,000

Net cash used in investing activities	(2,791,000)	(4,373,000)

Financing activities
Proceeds from issuance of common stock from exercise of stock options	232,000	—
Dividends paid on common stock	(163,000)	—
Debt repayments and principal payments under capital lease obligation	(323,000)	(19,000)

Net cash used in financing activities	(254,000)	(19,000)

Net decrease in cash and cash equivalents	(2,778,000)	(7,682,000)
Cash and cash equivalents at beginning of period	8,707,000	7,682,000

Cash and cash equivalents at end of period	$5,929,000	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$6,000	$38,000

Income taxes	$719,000	$2,927,000

The accompanying notes are an integral part of the interim financial statements.

EDELBROCK CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of Edelbrock Corporation (the “Company” or “Edelbrock”) at March 25, 2004 and for the three and nine month periods ended March 25, 2004 and 2003, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2003 balance sheet was derived from the balance sheet included in the Company’s audited consolidated financial statements as included in the Company’s Form 10-K for its fiscal year ended June 30, 2003 (File No. 000-24802).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for a complete presentation, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three and nine month periods ended March 25, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

Accounts Receivable and Accounts Receivable Reserves

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and, (ii) the Company’s specific assessment of the collectibility of all past due accounts. The actual cash and other discounts, returns and credit losses have not differed materially from accrued estimated amounts for the nine months ended March 25, 2004.

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

Note 1 — Summary of Significant Accounting Policies (continued)

Stock – Based Compensation

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure an amendment of SFAS 123” (“SFAS No. 148”) requires the Company to provide pro forma information regarding net income and income per share as if compensation expensed for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.148. Under the accounting provisions of SFAS No. 148, the Company’s net income and income per share for 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	March 25,		March 25,
	2004	2003	2004	2003
Net income:
As reported	$905,000	$210,000	$2,659,000	$2,261,000
Add: Stock based compensation expense included in reported net income, net of related tax effect	—	—	—	—
Deduct: Stock-based compensation expense determined under the fair value-based method	(3,000)	(7,000)	(9,000)	(22,000)

Pro forma	$902,000	$203,000	$2,650,000	$2,239,000

Basic Earnings Per Share:
As reported	$0.17	$0.04	$0.49	$0.41
Add: Stock based compensation expense included in reported net income, net of related tax effect	—	—	—	—
Deduct: Stock-based compensation expense determined under the fair value-based method	—	—	—	—

Pro forma	$0.17	$0.04	$0.49	$0.41

Diluted Earnings Per Share:
As reported	$0.16	$0.04	$0.48	$0.41
Add: Stock based compensation expense included in reported net income, net of related tax effect	—	—	—	—
Deduct: Stock-based compensation expensed determined under the fair value-based method	—	—	—	—

Pro forma	$0.16	$0.04	$0.48	$0.41

Note 1 – Summary of Significant Accounting Policies (continued)

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

The following options and warrants were excluded from the computation of diluted net income per share as a result of the exercise prices exceeding the average market prices of the underlying shares of common stock:

	Three Months Ended		Nine Months Ended
	March 25,		March 25,
	2004	2003	2004	2003
Options and warrants to purchase shares of common stock	151,801	463,690	152,901	463,690

Exercise prices	$13.41 - $20.00	$11.36 - $20.00	$12.27 - $20.00	$11.36 - $20.00

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

The changes in the Company’s product warranty liability are as follows:

	Nine Months Ended
	March 25,
	2004	2003
Balance at July 1,	$607,000	$300,000
Accrual for current year claims	814,000	1,079,000
Warranty claims settled	(918,000)	(1,073,000)

Balance at March 25,	$503,000	$306,000

Segment Reporting

The Company is centrally managed and operates in one business segment: specialty automotive and motorcycle aftermarket parts.

Note 1 – Summary of Significant Accounting Policies (concluded)

Controlling Shareholder

As of March 25, 2004, O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, has beneficial ownership of 51.3% of the Company’s common shares. As a result, Mr. Edelbrock has the ability to control the Company’s operations. See also Note 9.

Reclassifications

Certain prior period amounts have been reclassified for comparison with the 2004 presentation.

Note 2 – New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This is and interpretation of Accounting Research Bulletin No. 51, and revises the requirements for consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entitles in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise hold a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In December 2003, FASB issued a revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities. FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. As of March 25, 2004, the Company is not a party to any variable interest entity. The Company does not expect that adoption of FIN No. 46 or FIN 46R will have a material effect on its financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities in the statement of financial position. SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity’s classification of the following freestanding instruments: a) mandatorily redeemable instruments, b) financial instruments to repurchase an entity’s own equity instruments, c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Company does not expect that adoption of this statement will have any material effect on its results of operations or financial position.

Note 3 – Inventories

Inventories at March 25, 2004 and June 30, 2003 consisted of the following:

	March 25,	June 30,
	(Unaudited)
Raw materials	$14,972,000	$12,542,000
Work in process	1,597,000	1,780,000
Finished goods	11,623,000	12,076,000

	$28,192,000	$26,398,000

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

License agreement activity:

Balance at July 1, 2003	$758,000
Impairment on license agreement	(36,000)
Amortization expense	(28,000)

Balance at March 25, 2004	$694,000

Note 5 – Tax Contingency

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

Note 6 – Dependence on Key Supplier (concluded)

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

Note 7 – Gain on Sale of Asset

The Company recognized a gain of $315,000 in the quarter ended March 25, 2004 related to the sale of real property. The gain is included in gain on sale of assets in the consolidated statement of income. Cash proceeds received by the Company totaled $370,000.

Note 8 – Shareholders’ Equity

The Company issued 20,389 shares of its common stock from the exercise of employee stock options.

Note 9 – Subsequent Event

On April 12, 2004, the Company announced that O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, had presented a proposal to the Company’s Board of Directors to acquire the outstanding shares of the Company’s common stock not already beneficially owned or controlled by Mr. Edelbrock for $14.80 per share in cash. Following receipt of the proposal, the Company’s Board of Directors formed a Special Committee consisting of disinterested members of the Board to consider the proposal. The Special Committee has retained independent legal counsel and the Company expects the committee to retain an independent financial advisor to assist the Special Committee in evaluating the proposed transaction. As stated in Mr. Edelbrock’s proposal, the transaction is subject to conditions including the necessary corporate and stockholder approvals, the securing by Mr. Edelbrock of financing, and the negotiation and execution of definitive documentation. No definitive time frame for consideration of the transaction or completion of the same, as the case may be, has been determined and the Special Committee has only recently begun to evaluate the proposal.

On April 13, 2004, an action styled as Robert Garfield v. O. Victor Edelbrock, et al., No. 374-N was filed in the Court of Chancery for New Castle County, Delaware. The named plaintiff in the case purports to bring claims on behalf of a class of all the Company’s stockholders (other than the defendants) against the Company and its directors. The plaintiff alleges that terms of the proposal presented by Mr. Edelbrock are unfair and inadequate and that the defendants other than Mr. Edelbrock have responded to that proposal in a manner that violates their fiduciary duties to the plaintiff class. The action seeks to enjoin consummation of the transaction contemplated by the proposal or, if it has been consummated, rescission of the transaction and/or damages. On April 13 and 15, 2004, respectively, two other purported class actions making similar allegations and seeking substantially similar relief were filed in the same Court and styled as William Steiner v. Edelbrock Corporation, et al., No. 377-N; and Roger Delgado v. Edelbrock Corporation, et al., No. 388-N. The Company believes that these three actions are without merit and intends to defend them vigorously.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three and nine months ended March 25, 2004 and 2003. The following should be read in conjunction with the Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

     Overview

The Company was founded in 1938, and is one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, camshafts, cylinder heads, exhaust systems, shock absorbers and other performance components for most domestic V8 and selected V6 engines; and sport compact four cylinder domestic and import engines. In addition, the Company offers performance aftermarket manifolds, camshafts, cylinder heads, air cleaners, and carburetors for Harley-Davidson and other selected brand motorcycles. Also, through its Russell division, the Company offers performance plumbing and brake lines which include street-legal brake lines, oil lines, fuel lines, and filters for both automotive and motorcycle use. The Company currently offers over 8,200 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition vehicle use.

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

     Seasonality

The Company’s sales are subject to seasonal variations. Customer orders and sales are greatest in the second, third and fourth quarters of the Company’s fiscal year in anticipation of and during the spring and summer months. Accordingly, revenues and operating income tend to be relatively higher in these quarters. This seasonality typically results in reduced earnings for the Company’s first quarter because significant portions of operating expenses are fixed throughout the fiscal year.

Three Months Ended March 25, 2004, Compared to Three Months Ended March 25, 2003:

     Revenues

Revenues increased 11.3% to $28.6 million for the three months ended March 25, 2004 from $25.7 million for the same period of 2003. This increase was primarily the result of an increase of $454,000, or 12.1%, in the sale of automotive aluminum cylinder heads; an increase of $451,000, or 7.8%, in the sale of aluminum automotive intake manifolds; an increase of $409,000, or 37.3%, in the sale of automotive chrome air cleaners and valve covers; an increase of approximately $279,000, or 3.0%, in the sale of Edelbrock automotive carburetors; an increase of $194,000, or 37.6%, in the sale of exhaust systems; an increase of $163,000, or 12.2%, in the sale of products from its Russell division; and an increase of $158,000, or 24.9%, in the sale of shock absorbers. Edelbrock attributed its improved sales to improvements in the national economy, favorable weather conditions that enabled consumers to perform desired upgrades, and continued strong customer acceptance of the Edelbrock brand and products.

     Cost of Sales

Cost of sales increased 11.1% to $18.2 million for the three months ended March 25, 2004 from $16.4 million for the same period of 2003. As a percent of revenues, cost of sales remained relatively unchanged at 63.9% for the three months ended March 25, 2004 and 2003. The overall increase in cost of sales was primarily the result of an increase in revenues.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 2.6% to $8.3 million for the three months ended March 25, 2004 from $8.1 million for the same period of 2003. As a percent of revenues, selling, general and administrative expense decreased to 29.0% for the three months ended March 25, 2004 from 31.4% for the same period of 2003. The overall increase was primarily due to higher commissions based on increased revenues. The decrease as a percentage of sales was mainly attributed to slightly higher fixed costs spread over the 11.3% increase in revenues.

     Research and Development Expense

Research and development (“R & D”) expense increased 8.4% to $938,000 for the three months ended March 25, 2004 from $865,000 for the same period of 2003. The increase was primarily due to an increase in labor and development costs associated with new products. As a percent of revenues, R & D expense decreased to 3.3% for the three months ended March 25, 2004 from 3.4% for the same period of 2003.

     Interest Expense

Interest expense decreased to $1,000 for the three months ended March 25, 2004 from $7,000 for the same period of 2003. The decrease was due to a decrease in the average principal amount of debt outstanding.

     Interest Income

Interest income increased to $9,000 for the three months ended March 25, 2004 compared to $8,000 in the same period for 2003. The increase was primarily due to an increase in the balance of invested cash.

     Gain on Sale of Assets and Other Income

Gain on sale of assets and other income were $322,000 and $12,000 for the three months ended March 25, 2004 and 2003, respectively. The increase for the three months ended March 25, 2004 can be primarily attributed to a $315,000 gain on the sale of a real estate asset.

Three Months Ended March 25, 2004, Compared to Three Months Ended March 25, 2003 (concluded):

     Taxes on Income

The provision for income taxes was $532,000 for the three months ended March 25, 2004 and $124,000 for the same period of 2003. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the three months ended March 25, 2004 increased to $905,000 from $210,000 for the same period of 2003. The increase in net income was primarily the result of the items mentioned above.

Nine Months Ended March 25, 2004, Compared to Nine Months Ended March 25, 2003:

     Revenues

Revenues increased 6.5% to $88.0 million for the nine months ended March 25, 2004 from $82.5 million for the same period of 2003. This increase was primarily the result of an increase of $1.4 million, or 75.7%, from sales by its aluminum foundry to third party customers; an increase of $659,000, or 3.5%, in the sale of aluminum automotive intake manifolds; an increase of approximately $531,000, or 26.8%, in the sale of shock absorbers; an increase of approximately $404,000, or 31.1%, in the sale of automotive camshafts; an increase of $398,000, or 3.4%, in the sale of automotive aluminum cylinder heads; an increase of $340,000, or 8.1%, in the sale of automotive chrome air cleaners and valve covers; an increase of approximately $327,000, or 17.8%, in the sale of exhaust systems; and an increase of $226,000, or 4.7%, in the sale of products from its Russell division. Edelbrock attributed its improved sales to improvements in the national economy, favorable weather conditions that enabled consumers to perform desired upgrades, and continued strong customer acceptance of the Edelbrock brand and products.

     Cost of Sales

Cost of sales increased 8.3% to $56.5 million for the nine months ended March 25, 2004 from $52.2 million for the same period of 2003. As a percent of revenues, cost of sales increased to 64.2% for the nine months ended March 25, 2004 from 63.2% for the same period of 2003. The increase in cost of sales as a percentage of revenues was primarily due to increases in labor costs, workers’ compensation insurance, and labor cost overruns at its aluminum foundry during the first six months of the Company’s fiscal year.

     Selling, General and Administrative Expense

Selling, general and administrative expense increased 3.7% to $25.1 million for the nine months ended March 25, 2004 from $24.2 million for the same period of 2003. As a percent of revenues, selling, general and administrative expense decreased to 28.5% for the nine months ended March 25, 2004 from 29.3% for the same period of 2003. The overall increase was primarily due to higher commissions based on increased revenues. The decrease as a percentage of sales was mainly attributed to slightly higher costs spread over the 6.5% increase in revenues.

     Research and Development Expense

R & D expense remained relatively unchanged at $2.6 million for the nine months ended March 25, 2004 and 2003. As a percent of revenues, R & D expense decreased to 3.0% for the nine months ended March 25, 2004 from 3.2% for the same period of 2003.

     Interest Expense

Interest expense decreased to $6,000 for the nine months ended March 25, 2004 from $38,000 for the same period of 2003. The decrease was mainly attributed to a decrease in the average principal amount of debt outstanding.

     Interest Income

Interest income decreased to $30,000 for the nine months ended March 25, 2004 from $46,000 for the same period in 2003. The decrease was primarily due to a decrease in the balance of invested cash.

Nine Months Ended March 25, 2004, Compared to Nine Months Ended March 25, 2003 (concluded):

     Gain on Sale of Assets and Other Income

Gain on sale of assets and other income were $457,000 and $16,000 for the nine months ended March 25, 2004 and 2003, respectively. The increase for the nine months ended March 25, 2004 can be primarily attributed to a $453,000 gain on the sale of two real estate assets.

     Taxes on Income

The provision for income taxes increased to $1.6 million for the nine months ended March 25, 2004 from $1.3 million for the 2003 period. The effective tax rate for both periods was approximately 37%.

     Net Income

The Company’s net income for the nine months ended March 25, 2004 increased 17.6% to $2.7 million from $2.3 million for the same period of 2003. This increase in net income was primarily the result of the items mentioned above.

Recent Developments:

On April 12, 2004, the Company announced that O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, had presented a proposal to the Company’s Board of Directors to acquire the outstanding shares of the Company’s common stock not already beneficially owned or controlled by Mr. Edelbrock for $14.80 per share in cash. Following receipt of the proposal, the Company’s Board of Directors formed a Special Committee consisting of disinterested members of the Board to consider the proposal. The Special Committee has retained independent legal counsel and the Company expects the committee to retain an independent financial advisor to assist the Special Committee in evaluating the proposed transaction. As stated in Mr. Edelbrock’s proposal, the transaction is subject to conditions including the necessary corporate and stockholder approvals, the securing by Mr. Edelbrock of financing, and the negotiation and execution of definitive documentation. No definitive time frame for consideration of the transaction or completion of the same, as the case may be, has been determined and the Special Committee has only recently begun to evaluate the proposal.

On April 13, 2004, an action styled as Robert Garfield v. O. Victor Edelbrock, et al., No. 374-N was filed in the Court of Chancery for New Castle County, Delaware. The named plaintiff in the case purports to bring claims on behalf of a class of all the Company’s stockholders (other than the defendants) against the Company and its directors. The plaintiff alleges that terms of the proposal presented by Mr. Edelbrock are unfair and inadequate and that the defendants other than Mr. Edelbrock have responded to that proposal in a manner that violates their fiduciary duties to the plaintiff class. The action seeks to enjoin consummation of the transaction contemplated by the proposal or, if it has been consummated, rescission of the transaction and/or damages. On April 13 and 15, 2004, respectively, two other purported class actions making similar allegations and seeking substantially similar relief were filed in the same Court and styled as William Steiner v. Edelbrock Corporation, et al., No. 377-N; and Roger Delgado v. Edelbrock Corporation, et al., No. 388-N. The Company believes that these three actions are without merit and intends to defend them vigorously.

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

Liquidity and Capital Resources

The Company’s liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company’s $8.0 million revolving credit facility with Bank of America, NT & SA (“Revolving Credit Facility”) which expires on February 1, 2005. Due to seasonal demand for the Company’s products, the Company builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of approximately $3.6 million during the first three quarters of fiscal year 2004 mainly for new machinery and computer equipment and anticipates making additional capital expenditures of approximately $1.0 - $2.0 million for the remainder of fiscal year 2004 primarily for additional capital equipment to increase production capacity and efficiency.

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

The Company has a license agreement with Ricor Racing and Development L.P. (“Ricor”), under which the Company has licensed rights to intellectual property relating to manufacturing techniques and design specifications for shock absorbers. The Company has been manufacturing and selling shock absorbers manufactured using technology licensed under this agreement since 1997. Ricor recently filed for bankruptcy protection on April 6, 2004. To date, the Ricor bankruptcy has not affected performance of the parties under the license agreement, and the Company has not received notice of any pending threat of a detrimental impact on the relationship. However, any materially adverse effect as a result of the bankruptcy on the Company’s continued access to the intellectual property licensed under this agreement could have a detrimental impact on the Company’s business and financial condition.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Any statements set forth above which are not historical facts, including statements relating to future economic and climatic conditions, are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, sales growth and activity levels, cash flows, dependence on key suppliers, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, and other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission. Other potential risks and uncertainties that may affect the Company’s business and financial condition include the potential effects of the proposal by Mr. Edelbrock to acquire the outstanding shares of the Company’s common stock not already beneficially owned or controlled by him such as (i) the distraction of the Company’s management from the operation of the Company’s business caused by the pendency of the proposed transaction and related litigation and any subsequent developments; and (ii) material increases in the Company’s expenses for professional services and other transaction and litigation related costs and expenses which are expected to be incurred whether or not the proposed transaction is consummated.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the bank’s prime rate (4.00% as of March 25, 2004). It expires on February 1, 2005. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of March 25, 2004, the Company’s outstanding balance on the Revolving Credit Facility was zero.

Item 4. Controls and Procedures

The Company’s President, Chief Executive Officer, and Chairman of the Board, O. Victor Edelbrock, and the Company’s Vice-President of Finance and Chief Financial Officer, Aristedes T. Feles, have evaluated the Company’s disclosure controls and procedures as of March 25, 2004. These controls and procedures are designed to ensure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to Messrs. Edelbrock and Feles on a timely basis.

Based on their evaluation, Messrs. Edelbrock and Feles concluded that the Company’s disclosure controls and procedures are suitable and effective for the Company, taking into consideration the size and nature of the Company’s business and operations. Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

10.1	Amendment No. 6, dated January 22, 2004, to Business Loan Agreement Between Edelbrock Corporation and Bank of America, N.A. dated January 26, 2000.

10.2	Amendment No. 7, dated March 26, 2004, to Business Loan Agreement Between Edelbrock Corporation and Bank of America, N.A. dated January 26, 2000.

31.1	Certifications of principal executive officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2	Certifications of principal financial officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1	Certifications of principal executive officer pursuant to 18 U.S.C. 1350 (furnished)

32.2	Certifications of principal financial officer pursuant to 18 U.S.C. 1350 (furnished)

Reports on Form 8-K

The Company furnished a report on Form 8-K:

(i)	on February 6, 2004, under Item 12, related to its earnings release for the quarter ended December 25, 2003: and

(ii)	on April 12, 2004, under Item 5, related to its going private proposal from the Company’s Chairman, President, and Chief Executive Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDELBROCK CORPORATION

Date: May 7, 2004	/s/ARISTEDES T. FELES
Aristedes T. Feles
Vice President Finance, Chief Financial Officer and Director