Form 10-K
period 2004-06-30
EDELBROCK CORP
filed 2004-09-28
CIK 929037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2004     OR

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

Yes [   ]    No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of September 23, 2004 was approximately $30,518,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Stock Market for that date). For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to beneficially own more than 5% of the registrant’s Common Stock have been deemed affiliates.

On September 23, 2004, 5,485,392 shares of the Registrant’s Common Stock, $.01 par value, were outstanding of which were held by non-affiliates.

DOCUMENT INCORPORATED BY REFERENCE

Information required by Part III Item 11 is incorporated by reference to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, as the case may be, or pursuant to an amendment to the Company’s Annual Report on Form 10-K to be filed prior to 120 days following fiscal year end.

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

     In 1998, the Company entered the performance shock absorber market for a range of all aftermarket applications with certain restrictions utilizing RICOR Racing and Development, L.P.’s (“RICOR”) patented “inertia active system.” In connection therewith, the Company entered into a licensing and royalty agreement with RICOR and issued warrants to purchase common stock of the Company. In September 2001, the Company converted its license agreement with RICOR from exclusive to non-exclusive and as of that date, the Company no longer pays RICOR a minimum royalty of $62,500 a month but instead pays 6% of net sales for the products that utilize the RICOR patent.

     In November 1999, the Company paid its first cash dividend since going public in October 1994. The amount of the cash dividend was $105,000. The Company also paid cash dividends of $102,000, $105,000, $98,000, and $101,000 in June 2000, November 2000, June 2001, and November 2001, respectively. In June 2002, the Company paid a 10% stock dividend in lieu of a cash dividend. In June 2003, the Company paid a cash dividend of $109,000 and in December 2003, the Company paid a cash dividend of $163,000.

     In June 2000, the Company acquired the exclusive rights to manufacture and sell internal engine, exhaust, and suspension components to the import aftermarket pursuant to a license agreement with JG Engine Dynamics, Inc. and Automotive Systems Group, Inc. In September 2003, the Company determined that its relationship with JG Engine Dynamics, Inc. and Automotive Systems Group, Inc. (the “Licensor”) had changed because the parties are no longer jointly developing import aftermarket products. The Company continues to utilize the License Agreement and pay royalties to the Licensor on existing co-developed products.

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

     In January 2002, the Company had its first broad product line price increase to its customers in approximately seven years. The price increase ranged from 0% to 5% which resulted in an effective price increase of approximately 3.5% overall. In January 2003 and 2004, the Company had small price increases that averaged approximately 2% for each respective year.

     On April 12, 2004, the Company announced that O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, had presented a proposal to the Company’s Board of Directors to acquire the outstanding shares of the Company’s common stock not already beneficially owned or controlled by Mr. Edelbrock. Following receipt of the proposal, the Company’s Board of Directors formed a Special Committee consisting of disinterested members of the Board. The Special Committee retained independent legal counsel and an independent financial advisor to assist the Special Committee in evaluating the proposed transaction. On June 25, 2004, the Company entered into a definitive merger agreement with two corporations controlled by Mr. Edelbrock. Under the terms of the merger agreement, if the transaction is consummated, all of the outstanding shares of common stock, par value $0.01 per share, of Edelbrock not already owned by Mr. Edelbrock or certain family trusts for which he serves as trustee, will be converted into the right to receive $16.75 per share in cash without interest.

     The Company’s business strategy is to capitalize on recognition of the Edelbrock brand name and strong distribution network to expand its leading position in the specialty performance automotive and motorcycle aftermarket parts market. The Company plans to achieve its business objective by pursuing the following business strategies:

•	Broaden application of core products

•	Expand market share in compatible product lines

•	Expand presence in chain stores

•	Introduce new products

•	Expand production capacity

•	Reduce manufacturing costs through automation and process improvements

•	Make strategic acquisitions of other companies or product lines which will complement the Company’s existing product offering and make use of its management and infrastructure

•	Reduce costs through a going-private transaction

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

     In October 1994, the Company completed its initial public offering. In 1995, the Company completed the construction of a 37,000 square foot building in Torrance, California to house its exhaust products division and a 15,000 square foot facility to expand the Company’s Foundry warehouse space in San Jacinto, California. In late 1996, the Company completed construction of a 45,000 square foot facility adjacent to its existing exhaust facility, which is being utilized primarily for the manufacture of shock absorbers, as well as to accommodate its Russell Performance division which was relocated from Daytona Beach, Florida in May 2001.

     In May 1997, the Company began producing a new line of performance aftermarket shock absorbers utilizing the patented RICOR inertia active system. In July 1997, the Company completed construction of two facilities on Company-owned property at its Foundry location in San Jacinto, California. A 12,000 square foot facility is being utilized for additional Foundry warehouse space and a 15,000 square foot facility houses the Company’s motorcycle carburetor parts division, which was relocated from Apple Valley, California. In October 1999, the Company completed construction of a 65,950 square foot distribution facility on Company-owned property adjacent to its exhaust products division and shock absorber/Russell production facility in Torrance, California. The Company is utilizing the 30,000 square foot former distribution area at its Company headquarters in Torrance for additional manufacturing capacity.

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

     In 2003, the Company introduced its first turbo charger (forced induction) system for the Honda Civic EX. This complete kit is street legal and represents the Company’s first entry into the forced induction market for sport compact vehicles. In September 2003, the Company determined that its relationship with JG Engine Dynamics, Inc. and Automotive Systems Group, Inc. (the “Licensor”) had changed because the parties are no longer jointly developing import aftermarket products. The Company continues to utilize the License Agreement and pay royalties to the Licensor on existing co-developed products.

     On April 12, 2004, the Company announced that O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, had presented a proposal to the Company’s Board of Directors to acquire the outstanding shares of the Company’s common stock not already beneficially owned or controlled by Mr. Edelbrock. On June 25, 2004, the Company entered into a definitive merger agreement with two companies controlled by Mr. Edelbrock. Under the terms of the merger agreement, if the transaction is consummated, all of the outstanding shares of common stock, par value $0.01 per share, of Edelbrock not already owned by Mr. Edelbrock or certain family trusts for which he serves as trustee, will be converted into the right to receive $16.75 per share, net to the seller in cash, without interest.

Research and Development

     The Company seeks to develop new products to respond to consumer demand, to increase performance characteristics of existing product lines and to offer new product lines. For the fiscal years ended June 30, 2002, 2003, and 2004 research and development expenditures totaled $3,852,000, $3,827,000, and $3,913,000, respectively.

Products

     The Company offers approximately 8,000 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use. The Company’s products are designed to enhance the engine’s performance through increased horsepower, torque and drivability primarily by improving induction of fuel and air into and exhaust out of the engine. The Company also designs and markets products to improve appearance or drivability of the vehicle.

     The Company’s present lines include, among other items, aluminum automotive intake manifolds, which accounted for 23.5% of the Company’s revenues for fiscal year 2002, 22.4% for fiscal year 2003, and 22.0% for fiscal year 2004; and automotive carburetors, which accounted for 37.8%, 36.7%, and 34.0% of the Company’s revenues for fiscal years 2002, 2003, and 2004, respectively.

Distribution, Sales and Marketing

     The Company utilizes a balanced nationwide distribution network, which encompasses most major channels of distribution. The Company’s policy is to offer its products at the same price and under the same terms and conditions in each of its channels of distribution. The Company’s products are sold in all 50 states and Canada, as well as to a lesser degree in Mexico, Australia, Europe, New Zealand and the Pacific Rim, and primarily distributed through the following channels:

•	Retail Automotive Chain Stores

•	Mail Order Catalog Houses

•	Warehouse Distributors and Performance Specialty Dealers

     In addition to the foregoing channels of distribution, the Company supplies select component parts to original equipment manufacturers, including Ford Motor Company, Volvo-Penta of the Americas, Inc., General Motors Corporation, and Mercruiser, Inc., a division of Brunswick Corporation. In addition, the Company’s aluminum foundry, located in San Jacinto, California, casts components for select third-party manufacturers including New York Air Brake Corporation.

     The Company has one of the oldest affiliations with NASCAR and is recognized as having the only officially licensed manifold of NASCAR. In addition, Edelbrock was the first manufacturer to enter into a long term sponsorship agreement with NASCAR’s contingency money decal program. The long term sponsorship program commenced in January 2004. The Company is also a strong supporter of the automotive racing industry with contingency sponsorship programs with such organizations as NASCAR, NHRA, IHRA, NMRA, PRO, NMCA, PSCA, ARCA, UDTRA, NCRA, USAR, NOPI, IMCA and Fun Ford.

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

     One customer, Auto Sales, Inc., accounted for 15.5%, 15.8%, and 16.9% of the Company’s revenues for fiscal years 2002, 2003, and 2004 respectively. Another customer, AutoZone, Inc. accounted for 10.6%, 8.7%, and 7.8% of the Company’s revenues for fiscal year 2002, 2003, and 2004.

Manufacturing

     The Company’s manufacturing operations are housed in its Torrance facilities and casting operations at its aluminum foundry in San Jacinto. The Company manufactures products such as manifolds, cylinder heads, water pumps, shock absorbers and exhaust systems. Approximately 46.4% of the Company’s revenues for fiscal year 2004 were attributable to products which were manufactured by third-party suppliers. Magneti Marelli, U.S.A., Inc., pursuant to an agreement with the Company, supplied the Company with all of the carburetors which it marketed in fiscal year 2004, representing approximately 34.0% of the Company’s revenue for that fiscal year. The agreement extends through calendar year 2009 and is renewable at the option of the parties. See Note 9 “Dependence on Key Supplier” within the Notes to Consolidated Financial Statements.

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

Trademarks and Patents

     The Company owns over 38 trademarks and patents used in connection with the marketing of the Company’s products, including Edelbrock®, Russell®, Torker®, Torker II®, Tunnel Ram®, Signature Series®, Performer Series®, QwikSilver II®, Performer IAS® and Edelbrock Total Power Package®. The Company believes that its trademarks and patents and the associated recognition, reputation and customer loyalty contribute to the success of the Company’s business operations. The Company’s patents expire between 2005 and 2024.

Employees

     As of June 30, 2004, the Company employed 722 persons in the operation of its business. The Company believes that its ability to attract and retain qualified management personnel, skilled production technicians, and marketing and administrative employees will be a key determinant of the Company’s continued success. The Company has not entered into any collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

Item 3. Legal Proceedings

     Three purported class action lawsuits relating to the merger proposal and going-private transaction described above have been served again the Company and its board of directors. Each of these actions purport to be brought on behalf of the Company’s public shareholders. The complaints seek a preliminary and permanent injunction to enjoin the merger and, if the merger is consummated, rescission and damages. The three actions have been consolidated into a single action. On July 30, 2004, the parties to the consolidated action entered into a memorandum of understanding with respect to a proposed settlement of these actions. Under the terms of the proposed settlement, the plaintiffs’ counsel will be entitled to $425,000 in fees and expenses in the aggregate and is subject to court approval. The Company maintains a $5,000,000 Directors & Officers insurance policy with a $150,000 deductible that will cover this settlement and related costs of defending the claim above the deductible.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of shareholders.

Part II

Item 5. Market for Company’s Common Stock and Related Shareholder Matters.

     The Company’s Common Stock is traded over-the-counter on the Nasdaq Stock Market under the symbol EDEL. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq Stock Market for fiscal years 2003 and 2004. On September 23, 2004, the Company had 100 holders of record of its Common Stock with 5,485,392 shares outstanding and a closing price of $16.55.

	Price Range of Common Stock
Year Ended June 30, 2003	High	Low
First Quarter	$12.45	$9.90
Second Quarter	$11.00	$9.65
Third Quarter	$12.00	$9.95
Fourth Quarter	$10.42	$9.60

Year Ended June 30, 2004	High	Low
First Quarter	$12.50	$10.35
Second Quarter	$12.58	$11.00
Third Quarter	$14.00	$11.95
Fourth Quarter	$16.42	$13.26

     During fiscal year ended June 30, 2004, the Company paid a cash dividend in the amount of $.03 per share on December 9, 2003. During fiscal year ended June 30, 2003, the Company paid a cash dividend in the amount of $.02 per share on June 13, 2003. During fiscal year ended June 30, 2002, the Company paid a cash dividend in the amount of $.02 per share on November 11, 2001 and a 10% stock dividend on June 7, 2002. See Note 10 of Notes to Consolidated Financial Statements of the Company.

Item 6. Selected Consolidated Financial Data.

     The following Selected Consolidated Financial Data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 2003 and 2004 and the Income Statement Data and the Other Data for each of the three fiscal years in the period ended June 30, 2004 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The Balance Sheet Data at June 30, 2000, 2001, and 2002 and the Income Statement Data and the Other Data for each of the two fiscal years in the period ended June 30, 2001 have been derived from audited financial statements not included herein.

	Year Ended June 30,
	2000	2001	2002	2003	2004
Income Statement Data:
Revenues	$121,173,000	$115,630,000	$123,579,000	$115,225,000	$125,980,000
Cost of sales	74,315,000	72,734,000	78,074,000	73,409,000	80,850,000

Gross profit	46,858,000	42,896,000	45,505,000	41,816,000	45,130,000

Operating expenses:
Selling, general and administrative	30,623,000	31,614,000	33,128,000	33,671,000	35,813,000
Research and development	3,688,000	3,651,000	3,852,000	3,827,000	3,913,000

Total operating expenses	34,311,000	35,265,000	36,980,000	37,498,000	39,726,000

Operating income	12,547,000	7,631,000	8,525,000	4,318,000	5,404,000
Interest expense	(196,000)	(283,000)	(96,000)	(48,000)	(6,000)
Interest income	385,000	227,000	53,000	54,000	31,000
Gain (loss) on sale of assets and other income (loss)	(139,000)	7,000	(23,000)	23,000	453,000

Income before taxes	12,597,000	7,582,000	8,459,000	4,347,000	5,882,000
Taxes on income	4,549,000	2,790,000	3,099,000	1,377,000	2,388,000

Net income	$8,048,000	$4,792,000	$5,360,000	$2,970,000	$3,494,000

	Year Ended June 30,
	2000	2001	2002	2003	2004
Per Share Data:
Basic net income per share *	$1.41	$0.86	$0.98	$0.54	$0.64
Diluted net income per share *	$1.41	$0.86	$0.98	$0.54	$0.63
Basic weighted average shares outstanding *	5,697,000	5,585,000	5,492,000	5,452,000	5,465,000
Effect of dilutive stock options and warrants *	7,000	—	1,000	6,000	52,000
Diluted weighted average shares outstanding *	5,704,000	5,585,000	5,493,000	5,458,000	5,517,000
Other Data:
Capital expenditures	$1,285,000	$7,595,000 **	$3,998,000	$5,715,000	$4,294,000
Cash dividends	$207,000	$203,000	$101,000	$109,000	$163,000

	June 30,
	2000	2001	2002	2003	2004
Balance Sheet Data: (In thousands)
Working capital	$34,273	$39,581	$46,262	$49,020	$55,638
Total assets	100,247	101,918	107,862	107,400	111,284
Total long-term debt	148	563	527	494	179
Shareholders’ equity	75,443	80,024	84,177	87,038	90,749

*	Earnings per share and share amounts for the years 2000 through 2002 have been retroactively adjusted to account for the Company’s 10% stock dividend distributed in June 2002. See Note 10 of Notes to Consolidated Financial Statements.

**	Includes approximately $3.3 million for the purchase of certain assets of Russell Performance Products, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 2002, 2003, and 2004. The following should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere herein.

Overview

     The Company was founded in 1938, and the Company is now one of America’s leading manufacturers and marketers of specialty performance automotive and motorcycle aftermarket parts. The Company designs, manufactures, packages and markets performance automotive and motorcycle aftermarket parts, including intake manifolds, carburetors, shock absorbers, camshafts, cylinder heads, exhaust systems and other performance components for most domestic V8, selected V6, and selected four-cylinder domestic and import engines. In addition, the Company offers performance aftermarket manifolds, cylinder heads, camshafts, air cleaners, and carburetors for Harley-Davidson and off road motorcycles. The Company currently offers approximately 8,000 performance automotive and motorcycle aftermarket parts for street, off-road, recreational and competition use.

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

Product Concentration

     Historically, the Company has derived a substantial portion of its revenues from the sale of automotive aluminum intake manifolds and automotive carburetors. For the fiscal years ended June 30, 2002, 2003, and 2004 approximately 23.5%, 22.4%, and 22.0% of revenues were derived from the sales of intake manifolds and 37.8%, 36.7%, and 34.0% from the sales of carburetors, respectively. The Company sells automotive carburetors which are purchased from a sole supplier (See Note 9 “Dependence on Key Supplier” within the Notes to Consolidated Financial Statements).

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

			Year Ended			Year Ended
	Percentage of		June 30, 2003	Percentage of		June 30, 2004
	Revenues for Year		As Compared	Revenues for Year		As Compared
	Ended June 30,		To Year	Ended June 30,		To Year
			Ended			Ended
	2002	2003	June 30, 2002	2003	2004	June 30, 2003
Revenues	100.0%	100.0%	(6.8)%	100.0%	100.0%	9.3%
Cost of sales	63.2	63.7	(6.0)	63.7	64.2	10.1

Gross profit	36.8	36.3	(8.1)	36.3	35.8	7.9

Operating expenses
Selling, general and administrative	26.8	29.2	1.6	29.2	28.4	6.4
Research and development	3.1	3.3	(0.6)	3.3	3.1	2.2

Total operating expenses	29.9	32.5	1.4	32.5	31.5	5.9

Operating income	6.9	3.8	(49.3)	3.8	4.3	25.2
Interest expense	0.1	0.0	(50.0)	0.0	0.0	(87.5)
Interest income	0.0	0.0	1.9	0.0	0.0	(42.6)
Gain on sale of assets and other income	0.0	0.0	(200.0)	0.0	0.4	1,869.6

Income before taxes on income	6.8	3.8	(48.6)	3.8	4.7	35.3
Taxes on income	2.5	1.2	(55.6)	1.2	1.9	73.4

Net Income	4.3%	2.6%	(44.6)%	2.6%	2.8%	17.6%

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues

     Revenues increased 9.3% to $126.0 million in fiscal year 2004 from $115.2 million in fiscal year 2003. The increase was primarily the result of an increase of $1.9 million, or 7.3%, in the sale of aluminum automotive intake manifolds; an increase of $1.8 million, or 11.3%, in the sale of automotive aluminum cylinder heads; an increase of $1.6 million, or 57.8%, from sales by its aluminum foundry to third party customers; an increase of $1.0 million, or 16.0%, in the sale of products from its Russell division; an increase of approximately $887,000, or 2.4%, in the sale of Edelbrock automotive carburetors; and an increase of $610,000, or 20.4%, in the sale of shock absorbers. Edelbrock attributed its improved sales to improvements in the national economy, favorable weather conditions that enabled consumers to perform desired upgrades, and continued strong customer acceptance of the Edelbrock brand and products.

Cost of Sales

     Cost of sales increased 10.1% to $80.9 million in fiscal year 2004 from $73.4 million in fiscal year 2003. As a percent of revenues, cost of sales increased to 64.2% in fiscal year 2004 from 63.7% in fiscal year 2003. The increase in cost of sales was primarily due to higher revenues. The increase in cost of sales as a percentage of revenues was primarily due to increases in labor costs and workers’ compensation insurance.

Selling, General and Administrative Expense

     Selling, general and administrative expenses (“S,G&A”) increased 6.4% to $35.8 million in fiscal year 2004 from $33.7 million in fiscal year 2003. The overall increase was primarily due to higher commissions based on increased revenues, higher overall insurance costs, and professional fees associated with the proposed “going-private” transaction. As a percentage of revenues, S,G&A expenses decreased to 28.4% in fiscal year 2004 from 29.2% in fiscal year 2003. The decrease as a percentage of sales was mainly attributed to slightly higher costs spread over the 9.3% increase in revenues.

Research and Development Expense

     Research and development expense remained relatively unchanged at $3.9 million for fiscal 2004 compared to $3.8 million for fiscal year 2003. As a percent of revenue, research and development expense decreased to 3.1% in fiscal year 2004 versus 3.3% in fiscal year 2003.

Operating Income

     Operating income increased 25.2% to $5.4 million in fiscal year 2004 from $4.3 million in fiscal year 2003. This increase was mainly a result of increased revenues and lower operating expenses as a percentage of revenues.

Interest Expense

     Interest expense decreased 87.5% to $6,000 in fiscal year 2004 from $48,000 in fiscal year 2003. This decrease was primarily due to a decrease in the principal amount of average debt outstanding.

Interest Income

     Interest income decreased 42.6% to $31,000 in fiscal year 2004 from $54,000 in fiscal year 2003. This decrease was the result of a decrease in interest earned on invested cash due to lower interest rates during the year.

Gain on sales of assets and other income

     The Company recognized a gain of $445,000 in the fiscal year 2004 related to sales of real property.

Fiscal Year 2004 Compared to Fiscal Year 2003 (continued)

Taxes on Income

     The provision for income taxes increased 73.3% to $2.4 million in fiscal year 2004 from $1.4 million in fiscal year 2003. The effective tax rates were 40.6% and 31.7% for fiscal years 2004 and 2003, respectively. The tax rate for fiscal year 2004 resulted primarily from the certain going-private expenses that were not deductible and state of California repealing the manufacturer’s tax credit on December 31, 2003. Accordingly, the Company only took allowable credits for 6 months of the fiscal year compared to an entire year in previous fiscal years. The tax rate for fiscal year 2003 resulted primarily from the Company’s continued investment in research and development and capital improvements which resulted in increases in research and development tax credits and California manufacturer’s tax credit despite the lower taxable income.

Net Income

     The Company’s net income increased 17.6% for fiscal year 2004 to $3.5 million in fiscal 2004 from $3.0 million in fiscal year 2003. This increase was primarily due to the items mentioned above.

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

Selling, General and Administrative Expense

     Selling, general and administrative expenses (“S,G&A”) increased 1.6% to $33.7 million in fiscal year 2003 from $33.2 million in fiscal year 2002. This increase resulted primarily from an increase in salaries and higher insurance costs offset by lower commissions and other variable expenses associated with lower revenues. As a percentage of revenues, S,G&A expenses increased to 29.2% in fiscal year 2003 from 26.8% in fiscal year 2002. The increase in S,G&A expenses as a percentage of revenues resulted primarily from increases in advertising, general insurance, and salaries spread over lower revenues.

Research and Development Expense

     Research and development expense decreased 0.6% to $3.8 million in fiscal 2003 from $3.9 million in fiscal year 2002. As a percent of revenue, research and development expense increased slightly to 3.3% in fiscal year 2003 versus 3.1% in fiscal year 2002.

Operating Income

     Operating income decreased 49.3% to $4.3 million in fiscal year 2003 from $8.5 million in fiscal year 2002. This decrease was mainly a result of decreased revenues and higher operating expenses as a percentage of revenues.

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

Quarterly Results

     The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 2003 and 2004. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein. The sum of the four quarters earnings per share may not agree to the fiscal year earnings per share due to rounding.

	For the Fiscal Year Ended				For the Fiscal Year Ended
	June 30, 2003				June 30, 2004
(In thousands except per	First	Second	Third	Fourth	First	Second	Third	Fourth
share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenues	$25,874	$31,015	$25,658	$32,678	$27,658	$31,741	$28,551	$38,030
Cost of sales	15,839	19,918	16,404	21,248	17,804	20,452	18,230	24,364

Gross profit	10,035	11,097	9,254	11,430	9,854	11,289	10,321	13,666

Operating expenses:
Selling, general and administrative	7,846	8,265	8,068	9,492	8,344	8,459	8,276	10,734
Research and development	835	942	865	1,185	894	813	938	1,268

Total operating expenses	8,681	9,207	8,933	10,677	9,238	9,272	9,214	12,002

Operating income	1,354	1,890	321	753	616	2,017	1,107	1,664
Interest expense	(20)	(11)	(7)	(10)	(4)	(1)	(1)	—
Interest income	20	18	8	8	11	10	9	1
Gain on sale of assets and other income (loss)	2	2	12	7	118	17	322	(4)

Income before taxes on income	1,356	1,899	334	758	741	2,043	1,437	1,661
Taxes on income	502	702	124	49	274	756	532	826

Net income	$854	$1,197	$210	$709	$467	$1,287	$905	$835

Basic net income per share	$0.16	$0.22	$0.04	$0.13	$0.09	$0.24	$0.17	$0.15

Diluted net income per share	$0.16	$0.22	$0.04	$0.13	$0.09	$0.23	$0.16	$0.15

Basic weighted average number of shares outstanding	5,452	5,452	5,452	5,452	5,454	5,459	5,464	5,484
Effect of dilutive stock options and warrants	12	5	9	1	11	27	51	109

Diluted weighted average number of shares outstanding	5,464	5,457	5,461	5,453	5,465	5,486	5,515	5,593

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

     Cash and Cash Equivalents

Cash and cash equivalents include money market instruments and other highly liquid short-term investments that are stated at cost which approximates market value. Such investments are considered to be cash equivalents for purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets. The balance of such short-term investments was $8,707,000 and $12,540,000 at June 30, 2003 and 2004, respectively. Such investments were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

The Company maintains its cash balances in two financial institutions. These balances may, at times, exceed federal insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk relating to cash and cash equivalents.

     Accounts Receivable and Accounts Receivable Reserves

The Company maintains reserves for cash and other discounts, returns and potential credit losses. Accounts receivable reserves are based on (i) the Company’s estimate of the rate at which customers take credit discounts allowed and (ii) the Company’s specific assessment of the collectibility of all past due accounts.

     Inventories

Inventories, which consist of raw materials, work in process, and finished goods, are stated at the lower of cost (first-in, first-out method) or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales and may be adjusted from time to time based on management’s continuing review of the allowance.

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

Critical Accounting Policies (concluded)

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

     The Revolving Credit Facility consists of an unsecured line of credit agreement with one bank, which provides a total loan commitment not to exceed $8.0 million, all of which was available to the Company as of September 23, 2004. The line of credit borrowings are at the bank’s prime rate (4.00% at June 30, 2004 and 4.75% as of September 23, 2004). The line of credit agreement expires on February 1, 2005. If the Company does not pursue alternative financing arrangements, the Company may seek to extend the existing line of credit agreement. Under the Revolving Credit Facility, the Company is subject to certain customary restrictive financial requirements. For all periods presented and as of September 23, 2004, the Company is in compliance with all such financial covenants.

     Net cash provided by operating activities was $6.7 million, $6.8 million and $7.4 million in fiscal years 2002, 2003, and 2004, respectively. Due to the seasonality of the Company’s business, more funds from operating activities are generated in its third and fourth fiscal quarters.

     Accounts payable decreased $1.7 million for fiscal year 2004 compared to fiscal year 2003 primarily as a result of timing of receipt of goods from a principal supplier.

     Accounts receivable increased by $967,000 for fiscal year 2004 compared to fiscal year 2003, while sales increased $10.8 million for fiscal year 2004 compared to fiscal year 2003. The increase in accounts receivable in fiscal year 2004 was primarily due to the increased sales and timing of payments from customers.

     Inventories increased by $2.0 million for fiscal year 2004 compared to fiscal year 2003 while cost of sales increased $7.4 million for fiscal year 2004 compared to fiscal year 2003. The increase in inventories from fiscal year 2004 versus fiscal year 2003 was primarily due to an increase in raw materials inventories offset by a decrease in finished goods inventories. The Company’s total capital expenditures were $4.0 million in fiscal year 2002; $5.7 million in fiscal year 2003; and $4.3 million in fiscal year 2004. The Company anticipates making capital expenditures of $3.0 – $4.0 million within the next year for additional capital equipment to increase the Company’s production capacity.

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

Contractual Obligations (continued)

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

The table below summarizes the Company’s contractual obligations as of June 30, 2004:

	Payments Due By Period End June 30,
Contractual Obligations	2005	2006 to 2007	2008 to 2009	2010 and Thereafter	Total
Purchase commitments [1]	$20,819,000	$37,288,000	$37,288,000	$9,322,000	$104,717,000
Employee contracts [2]	929,000	1,859,000	1,859,000	—	4,647,000
Long-term debt	3,000	—	—	177,000	180,000
Capital leases	32,000	2,000	—	—	34,000

Total	$21,783,000	$39,149,000	$39,147,000	$9,499,000	$109,578,000

1 -	The Company’s minimum obligation under this agreement with Magneti Marelli Powertrain, USA, Inc. is based on a calendar year basis. However, as the above table is presented on a fiscal year basis, each respective period reflects six months of the previous year’s commitment (July – December) and six months of the current respective calendar year (January – June).

2 -	The Company has employment agreements with its President and two other officers expiring on June 30, 2009. The agreements provide for base salaries of $929,322 in the aggregate, with an annual raise and bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company. Upon termination of any officer’s employment during the term of the agreement for any reason other than “cause,” death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to the then current annual base compensation plus an amount equal to the bonus paid the year prior to such termination.

Inflation

     General inflation over the last three years has not had a material effect on the Company’s cost of doing business and it is not expected to have a material effect in the foreseeable future.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Any statements set forth above which are not historical facts, including statements relating to future economic and climatic conditions, are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the financial strength and competitive pricing environment of the automotive and motorcycle aftermarket industries, product demand, sales growth and activity levels, cash flows, dependence on key suppliers, market acceptance, manufacturing efficiencies, new product development, the success of planned advertising, marketing and promotional campaigns, and other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission. Other potential risks and uncertainties that may affect the Company’s business and financial condition include the potential effects of the proposal by Mr. Edelbrock to acquire the outstanding shares of the Company’s common stock not already beneficially owned or controlled by him such as (i) the distraction of the Company’s management from the operation of the Company’s business caused by the pendency of the proposed transaction and related litigation, required filings with the Securities and Exchange Commission, and any subsequent developments; and (ii) material increases in the Company’s expenses for professional services and other transaction and litigation related costs and expenses which are expected to be incurred whether or not the proposed transaction is consummated.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

     The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT&SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the bank’s prime rate (currently 4.75%). It expires on February 1, 2005. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of fiscal year ended June 30, 2004 and as of September 23, 2004, the Company’s outstanding balance on the Revolving Credit Facility was zero. Even if the Company was to draw down on the line prior to its expiration and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

Item 8. Financial Statements and Supplementary Data.

     See Item 14 for an index to the consolidated financial statements and supplementary financial information which are included herewith.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     The Company’s President, Chief Executive Officer, and Chairman of the Board, O. Victor Edelbrock, Jr., and the Company’s Vice-President of Finance and Chief Financial Officer, Aristedes T. Feles, have evaluated the Company’s disclosure controls and procedures as of June 30, 2004. These controls and procedures are designed to ensure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to Messrs. Edelbrock and Feles on a timely basis.

     Based on their evaluation, Messrs. Edelbrock and Feles concluded that the Company’s disclosure controls and procedures are suitable and effective for the Company, taking into consideration the size and nature of the Company’s business and operations. Subsequent to the date of their evaluation, there have been no significant changes in the Company’s disclosure controls and procedures, or in other factors that would reasonably be likely to affect the Company’s internal controls over financial reporting and related procedures.

Item 9B. Other information.

     Not applicable.

Part III

Item 10. Directors and Executive Officers of the Company.

     The following sets forth the name, age and business experience of the executive officers and directors of the Company as of June 30, 2004:

Name	Age	Position
O. Victor Edelbrock	67	Chairman, President and Chief Executive Officer
Jeffrey L. Thompson	51	Executive Vice-President, Chief Operating Officer and Director
Aristedes T. Feles	36	Vice-President of Finance, Chief Financial Officer, and Director
Cathleen Edelbrock	44	Vice-President of Advertising, Secretary and Director
Steve Whipple	46	Vice-President of Sales
Wayne P. Murray	52	Vice-President of Manufacturing
Jack B. Mayberry	57	Vice-President of Research & Development
Christina Edelbrock	43	Vice-President of Purchasing
Nancy Edelbrock	67	Treasurer
Ronald L. Webb	70	Executive Vice-President of Edelbrock Foundry Corp.
Rodney T. Teraishi	38	Corporate Controller
Jerry Herbst	66	Director
Dr. Cornelius J. Pings	75	Director
Ralph O. Hellmold	64	Director
Timothy D. Pettit	47	Director

O. Victor Edelbrock has been Chairman, President and Chief Executive Officer of Edelbrock since 1962. He was president of the Specialty Equipment Market Association (SEMA) from 1970 to 1974 and served on the SEMA board of directors from 1967 to 1989.

Jeffrey L. Thompson has been the Executive Vice-President/General Manager and Chief Operating Officer of Edelbrock since December 1988. He was also a six year member of the board of directors of the Specialty Equipment Market Association from 1993 to 1999. Mr. Thompson has been a director of Edelbrock since 1994.

Aristedes T. Feles has been the Vice-President of Finance and Chief Financial Officer since July 1996 and was previously Controller for Edelbrock since 1992. Prior to 1992, Mr. Feles was employed as a senior accountant at BDO Seidman, LLP. Mr. Feles is a Certified Public Accountant and has been a director of Edelbrock since July 1996.

Cathleen Edelbrock has been Vice-President of Advertising for Edelbrock since 1993 and Secretary since July 1996. Prior to 1993, Ms. Edelbrock was Director of Advertising, and has served in various other capacities with the Company since 1978. Ms. Edelbrock has been a director of Edelbrock since 1994.

Steve Whipple has served as Vice-President of Sales for Edelbrock since September 2000. Mr. Whipple was previously the National Sales Manager for Edelbrock since 1999.

Wayne P. Murray has been employed in various positions by Edelbrock since 1969 and has been Vice-President of Manufacturing for Edelbrock since 1984.

Jack B. Mayberry has been the Vice President of Research & Development for Edelbrock since 1995.

Christina Edelbrock has been Vice-President of Purchasing for Edelbrock since 2001. From 1998 to 2001, Ms. Edelbrock was Director of Purchasing, and worked at Edelbrock’s foundry prior to that time.

Nancy Edelbrock has been Treasurer of Edelbrock since 1968 and has been involved in all facets of the business since 1962.

Rodney T. Teraishi has been the Corporate Controller of Edelbrock since August 1998. Mr. Teraishi is a Certified Public Accountant and was previously employed at BDO Seidman, LLP and Deloitte & Touche, LLP in various capacities.

Ronald L. Webb had been Executive Vice-President of Edelbrock Foundry Corp. since 1989. Prior to 1989, Mr. Webb served as Vice-President, Operations and in various other capacities for Buddy Bar Castings (since 1958). Mr. Webb retired on June 30, 2004.

Jerry Herbst has served as a director of Edelbrock since 1994. Mr. Herbst has been the Chief Executive Officer of Terrible Herbst, Inc. and Herbst Supply Co., Inc. since 1959. He has served as a director of Bank of America Nevada (formerly Valley Bank) since 1977 and a director of Nevada Power Company since 1990.

Dr. Cornelius J. Pings has served as a director of Edelbrock since December 2000. Dr. Pings is president emeritus of the Association of American Universities (AAU). He served as president of the AAU from 1993 to 1998 and as provost of the University of Southern California from 1981 to 1993.

Ralph O. Hellmold has served as a director of Edelbrock since October 2003. He is the Chairman of the Private Investment Banking Company, LLC and President of Hellmold Associates, Inc., both boutique investment banking firms. Prior to forming Hellmold Associates in 1990, Mr. Hellmold was a Managing Director at Prudential-Bache Capital Funding. Mr. Hellmold is also a director of Core Molding Technologies.

Timothy D. Pettit has served as a director of Edelbrock since 1998. Mr. Pettit is a Vice President of Big Sky Distributors, LLC and Big Sky Holdings, LLC. He is a Certified Public Accountant and currently the Managing Partner of Raimondo Pettit Group, and was a former Managing Partner at BDO Seidman, LLP.

Item 11. Executive Compensation.

     The information required by Item 11 will be set forth in the Company’s 2004 Annual Proxy Statement, as the case may be, or shall be included in an amendment to the Company’s Annual Report on Form 10-K to be filed prior to 120 days following fiscal year end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The following table sets forth certain information regarding the beneficial ownership of Edelbrock as of July 29, 2004 by (i) all those known to Edelbrock to be beneficial owners of more than 5% of its common stock, (ii) each executive officer and director of Edelbrock and (iii) all executive officers and directors of Edelbrock as a group. Edelbrock Holdings and Edelbrock Merger Sub currently do not beneficially own any Edelbrock common stock. Unless otherwise indicated, the address for each of the shareholders listed below is c/o Edelbrock Corporation, 2700 California Street, Torrance, California 90503.

	Shares Beneficially
	Owned (1)
		Percent of
	Number	Class
Shareholders Owning in Excess of Five Percent
O. Victor Edelbrock, Jr. (2)	2,837,020	51.4 (3)
Nancy Edelbrock (4)	860,957	15.7
Vic and Nancy Edelbrock Inter Vivos Trust, dated December 19, 1980 (5)	860,957	15.7
Edelbrock Corporation 401(k) Plan (6)	547,549	10.0
Wayne P. Murray (7)	566,915	10.3
Christina Edelbrock (8)	635,559	11.6
Timothy D. Pettit (9)	551,399	10.0
Vic Edelbrock, Sr. Will Marital Deduction Fund (10)	721,402	12.8
Vic Edelbrock, Sr. Will Residuary Fund (10)	618,750	11.3
Dalton, Greiner, Hartman, Maher & Co. (11)	414,080	7.2
Dimensional Fund Advisors (12)	343,300	6.3
Directors other than Mr. Edelbrock and Mr. Pettit
Cathleen Edelbrock (13)	71,513	1.3
Aristedes T. Feles (14)	16,138	*
Jerry Herbst	4,950	*
Jeffrey L. Thompson (15)	69,634	1.3
Dr. Cornelius J. Pings	1,100	*
Ralph O. Hellmold (16)	3,850	*
Named Officers Other Than Director or Shareholders Owning in Excess of Five Percent
Ronald L. Webb	0	*
All Directors and Officers as a group (14 persons) (2)(3)(6)(7)(8)(9)(13)(14)(15)(16)(17)	3,081,916	54.4

*	Less than one percent.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

(2)	Includes 860,557 shares owned by the Vic and Nancy Edelbrock Inter Vivos Trust, 177,553 shares attributable to Mr. Edelbrock’s beneficial interest in the Edelbrock Corp. 401(k) Retirement Plan (“401(k) Plan”), 30,938 shares that Mr. Edelbrock has the right to acquire pursuant to options, 400 shares attributable to Mr. Edelbrock’s spouse’s, Nancy Edelbrock, beneficial interest in the 401(k) Plan, 700,282 shares owned by the Vic Edelbrock, Sr. Will Marital Deduction Fund, 618,750 shares owned by the Vic Edelbrock, Sr. Will Residuary Fund, 73,521 shares owned by the Sean Michael Robb Trust, 73,521 shares owned by the Alexander Edelbrock Wilson Trust, 73,521 shares owned by the Courtney Isom Trust, 43,510 shares owned by the Carey Edelbrock Robb Trust, 43,521 shares owned by the Cathleen Edelbrock Trust, 73,510 shares owned by the Christina Edelbrock Trust, 16,959 shares owned by the Troy Frederick Robb Trust, 16,959 shares owned by the Grant Douglas Robb Trust, 16,959 shares owned by the Brooke Elizabeth Robb Trust, and 16,959 shares owned by the Kyle Patrick Robb Trust. Mr. Edelbrock is the trustee of the above trusts. Mr. Edelbrock disclaims beneficial ownership of such shares relating to Nancy Edelbrock’s beneficial interest in the 401(k) Plan, the Vic Edelbrock, Sr. Will Marital Deduction Fund, the Sean Michael Robb Trust, the Alexander Edelbrock Wilson Trust, the Courtney Isom Trust, the Carey Edelbrock Robb Trust, the Cathleen Edelbrock Trust, the Christina Edelbrock Trust, the Troy Frederick Robb Trust, the Grant Douglas Robb Trust, the Brooke Elizabeth Robb Trust, and the Kyle Patrick Robb Trust.

(3)	Excluding options, Mr. Edelbrock’s percentage ownership is 51.2% of the outstanding voting securities of Edelbrock.

(4)	Includes 860,557 shares owned by the Vic and Nancy Edelbrock Inter Vivos Trust.

(5)	O. Victor Edelbrock and Nancy Edelbrock are trustees of, and beneficiaries under, such trust.

(6)	Mr. Murray, Ms. Edelbrock and Mr. Pettit are trustees of the 401(k) Plan. The trustees disclaim beneficial ownership of such shares held by the 401(k) Plan except to the extent of 45,807 and 4,036 shares attributable to Mr. Murray’s and Ms. Edelbrock’s respective beneficial interests in the 401(k) Plan.

(7)	Includes 547,549 shares held by the 401(k) Plan of which Mr. Murray is a trustee. Mr. Murray disclaims beneficial ownership of such shares except to the extent of 65,173 shares of which 45,807 shares are attributable to Mr. Murray’s beneficial interest in the 401(k) Plan, and 19,146 shares that Mr. Murray has the right to acquire pursuant to options.

(8)	Includes 547,549 shares held by the 401(k) Plan of which Ms. Edelbrock is a trustee. Ms. Edelbrock disclaims beneficial ownership of such shares except to the extent of 92,046 shares, of which 4,036 shares are attributable to Ms. Edelbrock’s beneficial interest in the 401(k) Plan, 73,510 shares are attributable to Ms. Edelbrock’s interest in the Christina Edelbrock Trust and 9,943 shares that Mr. Edelbrock has the right to acquire pursuant to options.

(9)	Includes 547,549 shares held by the 401(k) Plan of which Mr. Pettit is a trustee. Mr. Pettit, who is a member of the board of directors and not an employee of the Company, disclaims beneficial ownership of such shares, except to the extent of 3,850 shares that Mr. Pettit has the right to acquire pursuant to options.

(10)	O. Victor Edelbrock is trustee of the trust. He disclaims beneficial ownership of such shares.

(11)	Information regarding the amount of shares is as of December 31, 2003 and was obtained from a Schedule 13G filed on behalf of Dalton, Greiner, Hartman, Maher & Co. on February 17, 2004. The 13G states that Dalton, Greiner, Hartman, Maher & Co. has sole voting and dispositive power over such shares. Its principal office is located at 565 Fifth Avenue, Suite 2101, New York, New York 10017.

(12)	Information regarding the amount of shares is as of December 31, 2003 and was obtained from a Schedule 13G filed on behalf of Dimensional Fund Advisors Inc. (“Dimensional”) on February 6, 2004. The 13G states that Dimensional serves as investment manager in certain funds and, in such role, possesses sole voting and dispositive power over the 343,300 shares owned by such funds. Dimensional disclaims beneficial ownership of such shares. Its principal office is located at 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(13)	Includes 11,051 shares attributable to Ms. Edelbrock’s interest in the 401(k) Plan, 43,521 shares attributable to Ms. Edelbrock’s interest in the Cathleen Edelbrock Trust, and 12,761 shares that Mr. Edelbrock has the right to acquire pursuant to options.

(14)	Includes 33 shares attributable to Mr. Feles’ beneficial interest in the 401(k) Plan and 16,105 shares that Mr. Feles has the right to acquire pursuant to options.

(15)	Includes 22,334 shares attributable to Mr. Thompson’s beneficial interest in the 401(k) Plan and 46,750 shares that Mr. Thompson has the right to acquire pursuant to options.

(16)	Represents options that, pursuant to the proposed going-private transaction, will accelerate and fully vest.

(17)	Includes 261,487 shares attributable to the directors’ and officers’ beneficial interests in the 401(k) Plan, and 12,650 shares subject to options that will accelerate and fully vest pursuant to the transaction.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 will be set forth in the Company’s 2004 Annual Proxy Statement or shall be included in an amendment to the Company’s Annual Report on Form 10-K to be filed prior to 120 days following fiscal year end and is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements and Schedules. See Index to Financial Statements which appears on page 26 hereof.

Other Financial Data. See Summary of Selected Financial Data, which appears in “Item 6. Selected Financial Data.”

Reports on Form 8-K.

The Company filed a report on Form 8-K on April 12, 2004 related to Mr. Edelbrock’s going private proposal and also on June 28, 2004 upon execution of the merger agreement. The Company also filed a report on Form 8-K on May 4, 2004 related to its earnings release for its third quarter and nine months ended period ended March 25, 2004, and on September 10, 2004 related to its earnings release for its fourth quarter and fiscal year ended June 30, 2004.

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

10.6	Business Loan Agreement between Edelbrock Corporation and Bank of America, NT&SA (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.7	Business Loan Agreement between Edelbrock Foundry Corp. and Bank of America NT&SA (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

10.8	License Agreement dated February 2, 1997 between Edelbrock Corporation and RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and incorporated herein by reference).

10.9	Warrant Agreement dated February 2, 1997 between Edelbrock Corporation and RICOR Racing and Development L.P. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 25, 1995 and incorporated herein by reference).

EDELBROCK CORPORATION
EXHIBIT INDEX

Number and		Sequential
Description of		Page
Exhibit		Number
10.10	Amendment No. 1 to License Agreement, dated February 21, 1998 by and between Edelbrock Corporation and RICOR Racing and Development, L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 25, 1998).

10.11	Purchasing Agreement between Edelbrock Corporation and Magneti Marelli, USA, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 1998)

10.12	Amendment No. 4 to License Agreement between Edelbrock Corporation, RICOR Racing and Development L.P., Ricor, Inc. and Mr. Don Richardson and Amendment to Warrant Agreement dated February 2, 1996 between Edelbrock Corporation and RICOR Racing and Development L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 25, 1999 and incorporated herein by reference)

10.13	Product Development and Distribution Agreement dated June 1, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc., and Automotive Systems Group Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference)

10.14	Warrant Agreement dated June 1, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc. and Automotive Systems Group Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference)

10.15	Amendment to Product and Distribution Agreement dated June 26, 2000 between Edelbrock Corporation, JG Engine Dynamics, Inc., and Automotive Systems Group Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference)

10.16	Form of Employment Agreement with Aristedes T. Feles (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 2000 and incorporated herein by reference) *

10.17	Letter to RICOR Racing LLP dated August 20, 2001 stating Edelbrock informed RICOR its intention to convert its license to a non-exclusive nature (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference)

10.18	Amendment to Purchasing Agreement between Edelbrock Corporation and Magneti Marelli, USA, Inc. dated May 20, 2002 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference)

10.19	Amendment to Employment Agreement with O. Victor Edelbrock, Jr.

10.20	Amendment to Employment Agreement with Jeffrey L. Thompson.

10.21	Amendment to Employment Agreement with Aristedes T. Feles.

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 33-83258) and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP

24.1	Powers of Attorney

31.1	Certifications of principal executive officer required by Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934.

31.2	Certifications of principal financial officer required by Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934.

32.1	Certifications of principal executive officer pursuant to 18 U.S.C. 1350 (furnished)

32.2	Certifications of principal financial officer pursuant to 18 U.S.C. 1350 (furnished)

*	- Management Contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

September 28, 2004	EDELBROCK CORPORATION

	By:	/s/ARISTEDES T.FELES

Aristedes T. Feles
Vice President Finance, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*

O. Victor Edelbrock, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 28, 2004

*

Jeffrey L. Thompson	Executive Vice President, Chief Operating Officer and Director	September 28, 2004

/s/ARISTEDES T. FELES

Aristedes T. Feles	Vice-President, Finance and Director (Principal Financial Officer and Principal Accounting Officer)	September 28, 2004

*

Cathleen Edelbrock	Vice President of Advertising, and Director	September 28, 2004

*

Timothy D. Pettit	Director	September 28, 2004

*

Dr. Cornelius J. Pings	Director	September 28, 2004

*

Jerry Herbst	Director	September 28, 2004

*

Ralph O. Hellmold	Director	September 28, 2004

/s/ARISTEDES T. FELES

*By: Aristedes T. Feles		September 28, 2004
Attorney-in-fact

EDELBROCK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Edelbrock Corporation

We have audited the accompanying balance sheets of Edelbrock Corporation as of June 30, 2004 and 2003, and the consolidated related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edelbrock Corporation as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended June 30, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Los Angeles, California
September 8, 2004, except for Notes 7(f) and 13,
as to which the date is September 27, 2004

EDELBROCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2004
Assets
Cash and cash equivalents	$8,707,000	$12,540,000
Accounts receivable, net of reserves of $500,000 at 2003 and $797,000 at 2004	26,858,000	27,825,000
Inventories (Note 3)	26,398,000	28,399,000
Deferred income taxes (Note 6)	1,567,000	1,852,000
Prepaid expenses and other	2,268,000	1,394,000

Total current assets	65,798,000	72,010,000

Property, plant and equipment (Note 5)
Land	6,794,000	6,794,000
Buildings and improvements	17,527,000	17,443,000
Machinery and equipment	46,925,000	50,206,000
Office equipment	5,967,000	6,163,000
Furniture and fixtures	1,960,000	2,088,000
Transportation equipment	7,104,000	7,791,000

	86,277,000	90,485,000
Less accumulated depreciation and amortization	48,312,000	53,897,000

Property, plant and equipment, net	37,965,000	36,588,000
Real estate properties and partnerships	266,000	229,000
Goodwill, net of accumulated amortization of $56,000 at 2003 and 2004 (Note 4)	1,172,000	1,172,000
License agreement, net of accumulated amortization of $84,000 at 2003 and $126,000 at 2004 (Notes 4, 7, and 10)	758,000	680,000
Other	1,441,000	605,000

Total assets	$107,400,000	$111,284,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2004
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$12,038,000	$10,345,000
Accrued expenses
Payroll and bonuses	2,340,000	3,054,000
Retirement plans (Note 7)	628,000	662,000
Commissions	979,000	1,040,000
Product warranty liability	607,000	598,000
Other	138,000	638,000
Current portion of long-term debt and capital lease obligation (Note 5)	48,000	35,000

Total current liabilities	16,778,000	16,372,000
Long-term debt, less current portion (Note 5)	466,000	177,000
Capital lease obligation (Note 5)	28,000	2,000
Deferred income taxes (Note 6)	3,090,000	3,984,000

Total liabilities	20,362,000	20,535,000

Commitments and contingencies (Notes 7 and 9)
Shareholders’ equity (Note 10)
Common stock, par value $.01 per share; 15,000,000 shares authorized; 5,804,800 shares issued; 5,451,915 outstanding, and 352,886 treasury shares in 2003; 5,838,278 issued; 5,485,392 outstanding, and 352,886 treasury shares in 2004	54,470	54,800
Paid-in capital	21,239,530	21,619,200
Retained earnings	65,744,000	69,075,000

Total shareholders’ equity	87,038,000	90,749,000

Total liabilities and shareholders’ equity	$107,400,000	$111,284,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2002	2003	2004
Revenues (Note 8)	$123,579,000	$115,225,000	$125,980,000
Cost of sales	78,074,000	73,409,000	80,850,000

Gross profit	45,505,000	41,816,000	45,130,000

Operating expenses
Selling, general and administrative	33,151,000	33,671,000	35,813,000
Research and development	3,852,000	3,827,000	3,913,000

Total operating expenses	37,003,000	37,498,000	39,726,000

Operating income	8,502,000	4,318,000	5,404,000
Interest expense	(96,000)	(48,000)	(6,000)
Interest income	53,000	54,000	31,000
Gain on sale of assets and other income (Note 12)	—	23,000	453,000

Income before taxes on income	8,459,000	4,347,000	5,882,000
Taxes on income (Note 6)	3,099,000	1,377,000	2,388,000

Net income	$5,360,000	$2,970,000	$3,494,000

Net income per share (Note 10):
Basic net income per share *	$0.98	$0.54	$0.64

Diluted net income per share *	$0.98	$0.54	$0.63

Basic weighted average number of shares outstanding *	5,492,000	5,452,000	5,465,000
Effect of dilutive stock options and warrants *	1,000	6,000	52,000

Diluted weighted average number of shares outstanding *	5,493,000	5,458,000	5,517,000

*	Earnings per share and share amounts for 2002 have been retroactively adjusted to account for the Company’s 10% stock dividend distributed in June 2002. See Note 10 “Shareholders’ Equity” within the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 30, 2002, 2003, and 2004

					Total
	Common Stock				Shareholders’
	Shares	Amount	Paid-in Capital	Retained Earnings	Equity
Balance July 1, 2001	5,076,239	$50,690	$15,744,810	$64,228,500	$80,024,000
Net income for year	—	—	—	5,360,000	5,360,000
Stock options exercised	2,000	20	24,980	—	25,000
Cash dividends	—	—	—	(101,000)	(101,000)
Stock dividend	495,582	4,960	6,599,540	(6,604,500)	—
Stock repurchase	(121,906)	(1,200)	(1,129,800)	—	(1,131,000)

Balance June 30, 2002	5,451,915	$54,470	21,239,530	62,883,000	84,177,000
Net income for year	—	—	—	2,970,000	2,970,000
Cash dividends	—	—	—	(109,000)	(109,000)

Balance June 30, 2003	5,451,915	$54,470	21,239,530	65,744,000	87,038,000
Net income for year	—	—	—	3,494,000	3,494,000
Stock options exercised	33,477	330	379,670	—	380,000
Cash dividends	—	—	—	(163,000)	(163,000)

Balance June 30, 2004	5,485,392	$54,800	$21,619,200	$69,075,000	$90,749,000

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2002	2003	2004
Cash flows from operating activities
Net income	$5,360,000	$2,970,000	$3,494,000
Adjustments to reconcile net income to net cash provided by operating activities
Accounts receivable reserve	—	—	297,000
Inventory reserve	(50,000)	—	—
Depreciation and amortization of property, plant and equipment	6,237,000	5,769,000	5,861,000
(Gain) loss from sale of property, plant and equipment and real estate assets	37,000	(17,000)	(451,000)
License agreement impairment	—	—	36,000
Depreciation and amortization of real estate properties	32,000	33,000	34,000
Deferred income taxes	(501,000)	60,000	609,000
Equity in net income of partnerships	(91,000)	(68,000)	(72,000)
Changes in assets and liabilities:
Accounts receivable	(5,264,000)	5,334,000	(1,264,000)
Inventories	(410,000)	(3,039,000)	(2,001,000)
Prepaid expenses and other current assets	(204,000)	(1,254,000)	874,000
Other assets	(90,000)	57,000	380,000
Accounts payable	538,000	(2,481,000)	(1,693,000)
Accrued expenses	1,089,000	(562,000)	1,300,000

Net cash provided by operating activities	6,683,000	6,802,000	7,404,000

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,998,000)	(5,715,000)	(4,294,000)
Proceeds from sale of property, plant and equipment and real estate assets	73,000	27,000	814,000
Acquisition of real estate properties	(7,000)	(8,000)	—
Distributions from partnerships	175,000	80,000	20,000

Net cash used in investing activities	(3,757,000)	(5,616,000)	(3,460,000)

See accompanying notes to consolidated financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2002	2003	2004
Cash flows from financing activities
Net proceeds from issuance of common stock	$25,000	$—	$380,000
Dividends paid	(101,000)	(109,000)	(163,000)
Payments to acquire treasury stock	(1,131,000)	—	—
Principal payments on long-term debt	(32,000)	(52,000)	(328,000)

Net cash used in financing activities	(1,239,000)	(161,000)	(111,000)

Net increase in cash and cash equivalents	1,687,000	1,025,000	3,833,000
Cash and cash equivalents, beginning of year	5,995,000	7,682,000	8,707,000

Cash and cash equivalents, end of year	$7,682,000	$8,707,000	$12,540,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$94,000	$48,000	$4,000

Income taxes	$3,300,000	$2,959,000	$1,254,000

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

The Company’s manufacturing operations are housed in its Torrance facilities and casting operations at its aluminum foundry in San Jacinto and its business strategy is to capitalize on recognition of the Edelbrock brand name and strong distribution network to expand its leading position in the specialty performance automotive and motorcycle aftermarket parts market.

The Company utilizes a balanced nationwide distribution network, which encompasses most major channels of distribution. The Company’s policy is to offer its products at the same price and under the same terms and conditions in each of its channels of distribution.

The Company has one of the oldest affiliations with NASCAR and is recognized as having the only officially licensed manifold of NASCAR. In addition, Edelbrock was the first manufacturer to enter into a long term sponsorship agreement with NASCAR’s contingency money decal program. The long term sponsorship program commenced in January 2004. The Company is also a strong supporter of the automotive racing industry with contingency sponsorship programs with such organizations as NASCAR, NHRA, IHRA, NMRA, PRO, NMCA, PSCA, ARCA, UDTRA, NCRA, USAR, NOPI, IMCA and Fun Ford.

     Basis of Presentation

The consolidated financial statements include the accounts of Edelbrock Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company also has an investment in a real estate partnership. The investment is accounted for using the equity method of accounting.

     Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues, and expenses at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates. Significant estimates include reserves on accounts receivables for discounts, return, and potential credit losses. In addition, significant estimates are made for the allowance for excess and obsolete inventories, and the accruals for product warranty and self-insurance liabilities.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Summary of Significant Accounting Policies (continued)

     Cash and Cash Equivalents

Cash and cash equivalents include money market instruments and other highly liquid short-term investments that are stated at cost which approximates market value. Such investments are considered to be cash equivalents for purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets. The balance of such short-term investments was $8,707,000 and $12,540,000 at June 30, 2003 and 2004, respectively. Such investments were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

The Company maintains its cash balances in several financial institutions. These balances may, at times, exceed federal insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk relating to cash and cash equivalents.

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

The Company places its temporary cash investments with various financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The maximum amount in excess of FDIC insurance is $12,440,000. The Company believes that no significant credit risk exists as these investments are made with high-credit-quality financial institutions.

The Company’s business activities and accounts receivable are with customers in the automotive and motorcycle industries located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, returns and potential cash and other discounts taken.

     Inventories

Inventories, which consist of raw materials, work in process, and finished goods, are stated at the lower of cost (first-in, first-out method) or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales and may be adjusted from time to time based on management’s continuing review of the allowance.

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

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Summary of Significant Accounting Policies (continued)

     Long-Lived Assets

Long-lived assets primarily include property, plant and equipment, goodwill, and other intangible assets. The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset might be impaired. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a change in relationship between licensee and licensor, and significant negative industry or economic trends. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The Company is required to make estimates of its future discounted cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Other assumptions include determining the discount rate and future growth rates.

     Property, Plant, Equipment and Depreciation, and License Agreement

Property, plant and equipment and License Agreement are stated at cost. Depreciation and amortization are computed, primarily utilizing the straight-line method, over the estimated useful lives of the assets as follows:

Estimated
useful
Life (in years)
Buildings and improvements	7-40
Machinery and equipment	3-7
Office equipment	5
Furniture and fixtures	7
Transportation equipment	3-10
License agreement	15

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

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure an amendment of SFAS 123” (“SFAS No. 148”) requires the Company to provide pro forma information regarding net income and income per share as if compensation expensed for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.148. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2003, and fiscal 2004: dividend yield of zero percent, risk-free interest rate of 6 percent, expected lives of ten years, and expected volatility of 65%, 35%, and 35%, respectively.

Under the accounting provisions of SFAS No. 148, the Company’s net income and income per share for 2002, 2003, and 2004 would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2002	2003	2004
Net income:
As reported	$5,360,000	$2,970,000	$3,494,000
Add: Stock based compensation expense included in reported net income, net of related tax effect	—	—	—
Deduct: Stock-based compensation expense determined under the fair value-based method	(57,000)	(23,000)	(10,000)

Pro forma	$5,303,000	$2,947,000	$3,484,000

Basic Earnings per share: *
As reported	$0.98	$0.54	$0.64
Add: Stock based compensation expense included in reported net income, net of related tax effect	—	—	—
Deduct: Stock-based compensation expense determined under the fair value-based method	(0.01)	—	—

Pro forma	$0.97	$0.54	$0.64

Diluted Earnings Per Share: *
As reported	$0.98	$0.54	$0.63
Add: Stock based compensation expense included in reported net income, net of related tax effect	—	—	—
Deduct: Stock-based compensation expense determined under the fair value-based method	0.01	—	—

Pro forma – Diluted	$0.97	$0.54	$0.63

*	- Earnings per share for 2002 has been retroactively adjusted to account for the Company’s 10% stock dividend distributed in June 2002.

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

	Fiscal Year Ended
	June 30, 2002	June 30, 2003	June 30, 2004
Options and warrants to purchase shares of common stock *	504,845	450,889	139,150

Exercise prices *	$10.23-$20.00	$11.36-$20.00	$11.41-$17.73

*	- References to share amounts, earnings per share, and exercise prices for June 30, 2002 above retroactively reflect a 10% stock dividend distributed in June 2002.

     Revenue Recognition

Revenue is recognized upon shipment of products by the Company. All shipments are made only upon written or electronic contractual agreements with the Company’s customers.

     Advertising Costs and Customer Sales Incentives

In November 2001, the Emerging Issues Task Force (EITF) released EITF 01-9 which codified consensus on Issue 00-14, “Accounting for Certain Sales Incentives” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. These consensuses provided guidance on the classification of expenses related to customer rebate, sales discounts and cooperative advertising programs. The adoption of these consensuses by the Company did not result in any reclassification of expense or net sales. Sales incentives provided take the form of sales discounts generally treated as a reduction of net sales. The Company also maintains a cooperative advertising program with its customers and provides sales incentives to the extent of the estimated value of advertising provided by the customer on behalf of the Company. Costs incurred for advertising include traditional magazine and television ads, costs under cooperative advertising programs with customers, contingency money decal programs for racing events, and other advertising costs. These costs are expensed as incurred and are included in selling, general and administrative expense.

Advertising expenses, as described above, amounted to $10,442,000, $10,526,000 and $10,605,000 for fiscal years ended June 30, 2002, 2003, and 2004, respectively.

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

The changes in the Company’s product warrant liability are as follows:

	June 30,
	2003	2004
Beginning balance	$300,000	$607,000
Accrual for current year claims	1,674,000	1,338,000
Warranty claims settled	(1,367,000)	(1,347,000)

Ending balance	$607,000	$598,000

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

     Controlling Shareholder

As of June 30, 2004, O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, has beneficial ownership of 51.4% of the Company’s common shares. As a result, Mr. Edelbrock has the ability to control the Company’s operations. See Note 10.

     Reclassifications

Certain prior period amounts have been reclassified for comparison with the 2004 presentation.

Note 2 – Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, which is a revised Interpretation clarifying some of the provisions of the original Interpretation No. 46 issued in January 2003. FIN 46R requires the consolidation of variable interest entities (“VIEs”), as defined, based upon an assessment of a company’s investment interests in the VIE as it relates to the interests of other investors in the VIE. FIN 46R also includes certain disclosure requirements related to any VIEs. The application of FIN 46R is required for any VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Recent Accounting Pronouncements (continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on our operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires companies to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that requires a transfer of assets and that meets the definition of liabilities in Concepts Statement 6 and other recognition criteria in SFAS No. 5, “Recognition and Measurement in Financial Statements of Business Enterprises,” be reported as a liability. SFAS No. 150 also requires that certain obligations that could be settled by issuance of an entity’s equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of liabilities in Concepts Statement No. 6. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 3 - Inventories

Inventories consist of the following:

	June 30,
	2003	2004
Raw materials	$12,542,000	$16,000,000
Work in process	1,780,000	1,635,000
Finished goods	12,376,000	11,064,000
Reserve	(300,000)	(300,000)

	$26,398,000	$28,399,000

Note 4 – Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets which superseded APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 was effective for fiscal year 2003; however, early adoption was allowed in fiscal year 2002. The Company elected to early adopt this Standard as of July 1, 2001. In applying SFAS 142, the Company had performed the transitional reassessment and impairment tests required as of July 1, 2001, and determined the goodwill and license agreement had indefinite lives and that there were no impairment on these assets at that time. The Company discontinued amortization on these assets on July 1, 2001. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and license agreement of $140,000.

The Company had performed the annual impairment tests required under SFAS 142 for fiscal years 2002 and 2003 and there were no impairment of these assets.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Goodwill and Intangible Assets (concluded)

In September 2003, the Company determined that its relationship with JG Engine Dynamics, Inc. and Automotive Systems Group, Inc. (the “Licensor”) had changed because the parties are no longer jointly developing import aftermarket products. The Company continues to utilize the License Agreement and pay royalties to the Licensor on existing co-developed products.

Based on this change in relationship, the Company has determined that the useful life of the License Agreement has changed from an indefinite life to a finite life of 15 years. The Company has also evaluated the recoverability of the carrying amount of this long-lived asset through an impairment test by estimating future net cash flows over the remaining life of this License Agreement. Accordingly, based on this impairment test, the Company recorded an impairment charge of $36,000 for the fiscal year ended June 30, 2004 and is amortizing the License Agreement over a 15 year period utilizing a units method as a basis for amortization.

The changes in the Company’s license agreement are as follows:

	June 30,
	2003	2004
Beginning balance	$758,000	$758,000
Impairment on license agreement	—	(36,000)
Amortization expense	—	(42,000)

Ending balance	$758,000	$680,000

The expected remaining amortization expense for the license agreement for the next 5 years is $42,000 per year.

The Company has performed the annual impairment test required under SFAS 142 for fiscal year 2004 (using a discounted cash flow method) and there was no impairment on goodwill.

Note 5 - Long-Term Debt, Capital Lease Obligation, and Revolving Line of Credit

The Company’s long-term debt consists of the following:

	June 30,
	2003	2004
Mortgage note (a)	$251,000	$—
Mortgage note (b)	53,000	—
Note payable (c)	10,000	3,000
Other	163,000	177,000

	477,000	180,000
Less current portion	11,000	3,000

	$466,000	$177,000

(a)	Mortgage note, collateralized by a trust deed on real estate with a net book value of $285,000 at June 30, 2003; payable in monthly principal and interest payments at an interest rate of 7.0% due March 2031. In August 2003, the Company sold the property for a net amount that approximated the carrying value of the asset and paid the note in full.

(b)	Mortgage note, collateralized by a second trust deed on real estate with a net book value of $285,000 at June 30, 2003; payable in monthly principal and interest payments at an interest rate of 7.5% due March 2016. In August 2003, the Company sold the property for a net amount that approximated the carrying value of the asset and paid the note in full.

(c)	Loan, collateralized by an asset with a net book value of $14,000 and $11,000 at June 30, 2003 and 2004, respectively; payable in monthly principal payments at a zero percent interest rate due November 2004.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Long-Term Debt, Capital Lease Obligation, and Revolving Line of Credit (concluded)

Principal payments due on long-term debt are as follows:

Years ending June 30,	As of June 30, 2004
2005	$3,000
2006	—
2007	—
2008	—
2009	—
Thereafter	177,000

$180,000

The Company has one unsecured line of credit agreement with a bank, which provides total loan commitment not to exceed $8,000,000. All line of credit financing is at the bank’s prime rate (4.00% at June 30, 2004). This agreement expires in February 2005. There were no borrowings on the line as of June 30, 2003 and 2004. This obligation contains covenants, among other items, relating to various financial ratios. The Company was in compliance with all such covenants at June 30, 2004.

The Company’s capital lease obligations are summarized as follows:

	June 30,
	2003	2004
Leases of capital equipment with lease periods expiring at various dates through 2006; interest at 9.0%	$65,000	$34,000
Less current installments	37,000	32,000

	$28,000	$2,000

During the fiscal year ended June 30, 2003, the Company paid off two capital lease obligations early without penalty.

Minimum lease payments under capital lease obligations are as follows:

Years ending June 30,	Amount
2005	$35,000
2006	2,000
2007	—
2008	—
2009	—

Total minimum lease payments	37,000
Less amount representing interest	3,000

Present value of net minimum lease payments	$34,000

Included in property, plant and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases:

	June 30,
	2003	2004
Assets under capital lease	$150,000	$150,000
Less accumulated amortization	54,000	75,000

	$96,000	$75,000

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Taxes on Income

The provision for taxes on income consists of the following:

	Year Ended June 30,
	2002	2003	2004
Current
Federal	$2,965,000	$1,287,000	$1,246,000
State	635,000	30,000	533,000

	3,600,000	1,317,000	1,779,000

Deferred
Federal	(429,000)	30,000	683,000
State	(72,000)	30,000	(74,000)

	(501,000)	60,000	609,000

	$3,099,000	$1,377,000	$2,388,000

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	Year Ended June 30,
	2002	2003	2004
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	6.0	6.0	6.0
State income tax credits	(1.7)	(5.2)	(1.5)
Federal income tax credits	(1.8)	(3.3)	(1.7)
Permanent differences	0.1	0.2	3.8

Effective tax rate	36.6%	31.7%	40.6%

For the fiscal year ended June 30, 2004, the Company was not able to deduct certain expenses related to the going-private transaction (see Note 11).

The components of deferred taxes at June 30, 2003 and 2004 are as follows:

	2003	2004
Deferred tax assets
State income taxes	$401,000	$488,000
Advertising accrual	180,000	215,000
Uniform capitalization rule	371,000	395,000
Accrued vacation	318,000	389,000
Deferred gains	15,000	—
Accounts receivable reserve	170,000	271,000
Product warranty accrual	206,000	203,000
Inventory reserve	102,000	102,000
Other	—	85,000

	1,763,000	2,148,000
Deferred tax liabilities
State income taxes	399,000	411,000
Depreciation and amortization	1,344,000	2,301,000
Like kind exchange	1,543,000	1,543,000
Federal benefit of state tax deferreds	—	25,000

	3,286,000	4,280,000

Net deferred tax liability	$1,523,000	$2,132,000

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Taxes on Income (concluded)

The classification of the net deferred tax liability between current and non-current is as follows:

	June 30,
	2003	2004
Net current asset	$1,567,000	$1,852,000
Net long-term liability	3,090,000	3,984,000

Net deferred tax liability	$1,523,000	$2,132,000

Note 7 – Commitments and Contingencies

(a)     Royalty and Development Fee Agreements

The Company has a Royalty Agreement with RICOR Racing and Development L.P. (“RICOR”) whereby the Company pays RICOR a percentage of revenue derived from the net sale of shock absorbers. The Company pays RICOR a royalty of 6% of net sales in accordance with the non-exclusive license agreement. Royalty expense under this agreement amounted to $319,000, $154,000, and $183,000 for fiscal year ended June 30, 2002, 2003, and 2004, respectively.

Pursuant to a license agreement with JG Engine Dynamics, Inc. (“JG”) and Automotive Systems Group, Inc. (“ASG”) (collectively the Licensor), the Company jointly developed certain internal engine, exhaust, and suspension components for import aftermarket products with the Licensor. The Company pays the Licensor 5% of net revenues derived from the sale of such products (see Note 10).

(b)     Retirement Plans

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

For the year ended June 30, 2002, Edelbrock Corporation expensed $614,000 which included plan expenses of $88,000 and a contribution of $526,000 to the 401(k) plan which first funds the match with the remaining balance utilized as a discretionary contribution. For the year ended June 30, 2003, Edelbrock Corporation expensed $614,000 which included plan expenses of $36,000 and a contribution of $578,000 to the 401(k) plan which first funds the match with the remaining balance utilized as a discretionary contribution. For the year ended June 30, 2004, Edelbrock Corporation expensed $646,000 which included plan expenses of $36,000 and a contribution of $610,000 to the 401(k) plan which first funds the match with the remaining balance utilized as a discretionary contribution.

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

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Commitments and Contingencies (continued)

For the years ended June 30, 2002 and 2003, respectively, Edelbrock Foundry Corp. expensed $59,000 which included plan expenses of $9,000 and a contribution of $50,000 which first funds the match with the remaining balance utilized as a discretionary contribution. For the year ended June 30, 2004, Edelbrock Foundry Corp. expensed $62,000 which included plan expenses of $9,000 and a contribution of $53,000 which first funds the match with the remaining balance utilized as a discretionary contribution.

Federal law limits the maximum annual contribution to the lesser of $35,000 or 25% of the total salaries or wages of a plan participant. The Company had accrued contributions of $628,000 and $662,000 at June 30, 2003 and 2004, respectively.

(c)     California Franchise Tax Board Audits

The California income taxes of the Company for the fiscal years ended June 30, 1999, 2000, and 2001 are currently under examination by the Franchise Tax Board (“FTB”). The examination mainly pertains to the apportionment of income between states, research and development credits, and manufacturer’s investment tax credit. The Company does not believe that the ultimate outcome of this examination will result in a material impact on the Company’s consolidated results of operations or financial position.

(d)     Employment Agreements

The Company has an employment agreement with its President and Chief Executive Officer for a term expiring on June 30, 2009 (based on an extension of this agreement on June 23, 2004 amendment). The agreement provides for a base salary of $455,702 per year, with an annual raise and bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company. Upon termination of the officer’s employment during the term of the agreement for any reason other than “cause,” death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to the then current annual base compensation plus an amount equal to the bonus paid the year prior to such termination.

The Company also has similar employment agreements with two other officers, which have terms expiring on June 30, 2009 (based on extensions of each of these agreements on June 23, 2004 amendment). Pursuant to these employment agreements, these two officers are entitled to an aggregate base salary of $483,620. Each officer is entitled to an annual bonus to be determined by the Compensation Committee of the Board of Directors based on such factors as the performance of the officer and the financial results of the Company.

(e)     Lawsuits

On April 13, 2004, an action styled as Robert Garfield v. O. Victor Edelbrock, et al., No. 374-N was filed in the Court of Chancery for New Castle County, Delaware. The named plaintiff in the case purports to bring claims on behalf of a class of all the Company’s shareholders (other than the defendants) against the Company and its directors. The plaintiff alleges that terms of the proposal to acquire the shares of the Company not already owned by him presented by Mr. Edelbrock are unfair and inadequate and that the defendants other than Mr. Edelbrock have responded to that proposal in a manner that violates their fiduciary duties to the plaintiff class. The action seeks to enjoin consummation of the transaction contemplated by the proposal or, if it has been consummated, rescission of the transaction and/or damages. On April 13 and 15, 2004, respectively, two other purported class actions making similar allegations and seeking substantially similar relief were filed in the same Court and styled as William Steiner v. Edelbrock Corporation, et al., No. 377-N; and Roger Delgado v. Edelbrock Corporation, et al., No. 388-N. The three actions have been consolidated into a single action. On July 30, 2004, the parties to the consolidated action entered into a memorandum of understanding with respect to a proposed settlement of these actions. Under the terms of the proposed settlement, which is subject to court approval, the plaintiffs’ counsel will be entitled to $425,000 in fees and expenses in the aggregate. The Company maintains a $5,000,000 Directors & Officers insurance policy with a $150,000 deductible that will cover this settlement and related costs of defending the claim above the deductible. See Note 11 “Going-Private Proposal” within the Notes to the Consolidated Financial Statements.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Commitments and Contingencies (concluded)

(f)     Workers’ Compensation Insurance

The Company maintains workers’ compensation insurance on a retrospective basis and has established reserve amounts based upon its evaluation of the status of claims still open as of June 30, 2004 and loss development factors used by the insurance industry. In the fourth quarter of 2004, the Company recorded an adjustment to increase its workers’ compensation reserve by approximately $490,000. The effect of this adjustment on an after tax basis was a reduction of earnings per share in the fourth quarter ended June 30, 2004 of $.05 per basic and diluted share. The reserve amount is based on management’s best estimate and there can be no assurance that the eventual workers’ compensation obligations will not exceed the amount of the reserve. However, the Company believes that any difference between the amount recorded for the estimated liability and the costs of settling the actual claims would not be material to the results of operations.

Note 8 - Major Customers

During the fiscal years ended June 30, 2002, 2003, and 2004, one customer accounted for 15.5%, 15.8%, and 16.9% of revenues, respectively; another customer accounted for 10.6%, 8.7%, and 7.8% of revenues, respectively.

Note 9 - Dependence on Key Supplier

The Company has an agreement with a key supplier expiring in December 2009 that requires, among other things, that (i) the Company sell only carburetors manufactured by the supplier, (ii) the Company purchase a minimum number of carburetors from the supplier and (iii) the Company prices the carburetors so as to remain market competitive. The Company’s minimum obligation under this calendar year based agreement aggregates $104,717,000 from a fiscal year equivalent stand-point, or $10,582,000 in calendar year 2004 and $18,644,000 in each following calendar year through 2009. Sales of these automotive carburetors accounted for 37.8%, 36.7%, and 34.0% of the Company’s revenues for the years ended June 30, 2002, 2003, and 2004. Any failure of the supplier to supply carburetors to the Company would have a material adverse effect on the Company’s results of operations, since alternative sources for obtaining the types of automotive carburetors marketed by the Company are not readily available. The Company’s inability to source supply with other manufacturers, the Company’s failure to sell automotive carburetors in excess of the minimum purchase requirement or the contractual limitations on the Company’s pricing of automotive carburetors could have a material adverse effect on the Company.

Note 10 – Shareholders’ Equity

     Treasury Stock

At June 30, 2003 and 2004, the Company held 352,886 shares of its common stock in treasury. The excess of the purchase price over the par value of the common stock has been reflected as a reduction of paid-in capital.

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

A summary of changes common stock options for employees during 2002, 2003, and 2004 are as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
	Shares *	Per Share *	Exercise Price *
Outstanding at July 1, 2001	370,435	11.57	$4,284,862
Granted	0	—	0
Exercised	2,200	11.36	25,000
Cancelled	5,746	11.37	65,313

Outstanding at June 30, 2002	362,489	11.57	4,194,549
Granted	0	—	0
Exercised	0	—	0
Cancelled	14,451	10.84	156,719

Outstanding at June 30, 2003	348,038	11.60	4,037,830
Granted	0	—	0
Exercised	33,477	11.36	380,433
Cancelled	0	—	0

Outstanding at June 30, 2004	314,561	11.63	$3,657,397

Options exercisable (vested) at June 30, 2004	304,017	$11.67	$3,549,102

*	- On June 7, 2002, the Company paid a 10% stock dividend; accordingly, the number of shares, weighted average exercise price per share, and aggregate exercise price have been retroactively adjusted.

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

On February 19, 1999, for consideration of Amendment No. 4 to the Licensing Agreement (see Note 6), the Company accelerated the vesting allowing the Warrants to purchase 100,000 shares to become fully exercisable at the date of the amendment. These warrants expire on February 18, 2006. In addition, the Company issued two sets of Warrants to purchase 11,501 and 22,414 shares of common stock at $22.00 and $18.00 per share, respectively, to RICOR. The Warrants were granted at a price higher than the current quoted market price at the date of grant. The 11,501 warrants vest at 20% on December 31 of each year for a period of 5 years and expired on February 18, 2004. The 22,414 warrants expired on February 18, 2002.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Shareholders’ Equity (continued)

On June 26, 2000, the Company issued 8,000 (8,800 post June 2002 stock dividend) shares of common stock at $10.125 per share to Automotive Systems Group Inc. (“ASG”) and issued warrants to purchase 80,000 (88,000 post June 2002 stock dividend) shares of the Company’s common stock at an exercise price of $11.00 jointly to JG Engine Dynamics, Inc. (“JG”) and ASG. The warrants vested annually on June 1st of each year through a period of 4 years with the first 25% vesting on June 1, 2001. The exercise term started on June 1, 2001 and expires on May 31, 2010. In September 2003, the Company determined that its relationship with JG Engine Dynamics, Inc. and Automotive Systems Group, Inc. (the “Licensor”) had changed because the parties are no longer jointly developing import aftermarket products. Based on mutual agreement, it was determined that the warrants issued would only be “half vested” at maximum. The Company continues to utilize the License Agreement and pay royalties to the Licensor on existing co-developed products.

A summary of changes in options for non-employee directors and common stock warrants during 2002, 2003, and 2004 are as follows:

		Weighted Average
	Number of	Exercise Price	Aggregate
	Shares *	Per Share *	Exercise Price *
Outstanding at July 1, 2001	246,856	12.76	$3,149,479
Granted	0	—	0
Exercised	0	—	0
Cancelled	24,655	16.36	403,452

Outstanding at June 30, 2002	222,201	12.36	2,746,027
Granted	0	—	0
Exercised	0	—	0
Cancelled	3,850	11.36	43,751

Outstanding at June 30, 2003	218,351	12.38	$2,702,276
Granted	3,850	11.51	44,314
Exercised	0	—	0
Cancelled	12,850	20.00	253,020

Outstanding at June 30, 2004	209,550	$11.90	$2,493,570

Warrants exercisable (vested) at June 30, 2004	159,390	$12.44	$1,983,003

*	- On June 7, 2002, the Company paid a 10% stock dividend; accordingly, the number of shares, weighted average exercise price per share, and aggregate exercise prices for 2001 and 2002 have been retroactively adjusted.

The following table summarizes information about stock options and warrants outstanding at June 30, 2004:

Employee Stock Options:

			Weighted-Average		Exercisable
Range of	Number	Weighted-Average	Exercise Price	Number	Weighted-
Exercise	of Shares	Remaining	for Shares	of Shares	Average
Prices	Outstanding	Contractual Life	Outstanding	Exercisable	Exercise Price
$10.00 - $11.36	288,161	0.84	$11.27	277,617	$11.30
$12.27	1,100	1.86	$12.27	1,100	$12.27
$14.55 - $17.50	25,300	3.73	$15.73	25,300	$15.73

$10.00 - $17.50	314,561	1.09	$11.63	304,017	$11.67

No options were granted during the fiscal year ended June 30, 2003 and 2004.

EDELBROCK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Shareholders’ Equity (concluded)

Non-Employee Options and Warrants:

			Weighted-Average		Exercisable
Range of	Number	Weighted-Average	Exercise Price	Number	Weighted-
Exercise	of Shares	Remaining	for Shares	of Shares	Average
Prices	Outstanding	Contractual Life	Outstanding	Exercisable	Exercise Price
$9.60 - $14.88	209,550	3.73	$11.90	168,190	$12.31

No warrants were granted during the fiscal year ended June 30, 2003 and 3,850 shares were granted for fiscal year ended June 30, 2004.

See Note 13 “Subsequent Events” within the Notes to the Consolidated Financial Statements related to stock options and warrants.

Note 11 – Going-Private Proposal

On April 12, 2004, the Company announced that Mr. Edelbrock had presented a proposal to the Company’s Board of Directors to acquire the outstanding shares of the Company’s common stock not already beneficially owned or controlled by Mr. Edelbrock. On June 25, 2004, the Company entered into a definitive merger agreement with two companies controlled by Mr. Edelbrock. Under the terms of the merger agreement, if the transaction is consummated, all of the outstanding shares of common stock, par value $0.01 per share, of Edelbrock not already owned by Mr. Edelbrock or certain family trusts for which he serves as trustee, will be converted into the right to receive $16.75 per share, net to the seller in cash, without interest. For the fourth quarter and fiscal year ended June 30, 2004, the Company incurred $496,000 related to professional fees associated with the proposed going-private transaction.

Note 12 – Gain on Sale of Assets

The Company recognized a gain of $445,000 for the fiscal year ended June 30, 2004 related to sales of real property. The gain is included in gain on sale of assets in the consolidated statement of income. Cash proceeds received by the Company totaled $814,000.

Note 13 – Subsequent Events

In connection with the proposed going-private transaction, the special committee and the audit committee of the Company’s board of directors approved the payment by the Company to all holders of options expiring by their terms on October 19, 2004, of the difference between $16.75 per share and the respective exercise price of the option, provided, however, that Mr. Edelbrock would not receive such a payment for his options held expiring October 19, 2004. The total amount of $1.25 million is expected to be paid on or before October 19, 2004. All other holders of stock options will be paid out at the closing of the going private transaction at the difference of $16.75 and their respective exercise prices.

EDELBROCK CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Costs and		Balance at
	Beginning of Year	Expenses	Deductions	End of Year
Year ended June 30, 2004:
Accounts receivable reserve	$500,000	$297,000	$—	$797,000
Inventory reserves	$300,000	$—	$—	$300,000
Year ended June 30, 2003:
Accounts receivable reserve	$500,000	$—	$—	$500,000
Inventory reserves	$300,000	$—	$—	$300,000
Year ended June 30, 2002:
Accounts receivable reserve	$500,000	$—	$—	$500,000
Inventory reserves	$350,000	$—	$50,000	$300,000