Form 10-K/A
period 2004-06-30
EDELBROCK CORP
filed 2004-10-27
CIK 929037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[X]	AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13
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

Securities registered pursuant to Section 12(b) of the Act

None

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

Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On October 27, 2004, 5,485,392 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE TO AMENDMENT

THE REGISTRANT HEREBY AMENDS ITS REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2004 TO ADD INFORMATION PREVIOUSLY OMITTED FROM PART III THEREIN. OTHER THAN AS SET FORTH IN THE PRECEDING SENTENCE, THE COMPANY HAS NOT UNDERTAKEN TO UPDATE OR ADD TO ANY OTHER INFORMATION CONTAINED IN THE COMPANY’S ORIGINAL REPORT ON FORM 10-K FILED ON SEPTEMBER 28, 2004.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to the Company’s directors and executive officers is included under this same caption in its Annual Report on Form 10-K filed September 28, 2004.

The Company has adopted a code of business conduct and ethics that applies to its principal executive officer and all members of its finance department, including the principal financial officer and principal accounting officer. This code of business conduct and ethics is posted on the Company’s Web site. The Internet address for its Web site is www.edelbrock.com, and the code may be located by clicking on “Company Info” at the bottom of the introductory page of its Web site, and then on “Ethics Policy” in the column on the far left of the page.

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of business conduct and ethics by posting such information on its Web site, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the names of the persons who were, at the completion of the Company’s most recent fiscal year on June 30, 2004 (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated executive officers of the Company and its subsidiaries (together with the Chief Executive Officer, the “Named Officers”). All of the Named Officers received their compensation shown in the following table from the Company for services to the Company and, in certain cases, subsidiaries of the Company.

Summary Compensation Table

				Long Term
		Annual Compensation		Compensation Stock Option
	Fiscal			Awards	All Other
Name and Principal Position	Year	Salary	Bonus	(in shares)	Compensation
O.Victor Edelbrock.	2004	$441,835	$300,000	0	$0
President and Chief Executive Officer	2003	425,993	272,450	0	0
	2002	405,755	320,510	0	26,301	(1)
Jeffrey L. Thompson	2004	310,586	136,271	0	2,912	(3)
Executive Vice President, General	2003	301,556	122,644	0	14,516	(2)(3)
Manager, Chief Operating Officer	2002	290,746	136,271	0	2,728	(3)
Ronald L. Webb (5)	2004	215,046	30,000	0	36,239	(2)
Executive Vice-President,	2003	255,877	55,600	0	0
Edelbrock Foundry Corp.	2002	243,730	61,778	0	0
Wayne P. Murray	2004	197,803	44,940	0	0
Vice-President of Manufacturing	2003	186,404	40,446	0	0
	2002	176,124	44,940	0	0
Aristedes T. Feles	2004	155,894	32,500	0	153	(4)
Vice-President of Finance,	2003	145,514	26,123	0	18,172	(2)(4)
Chief Financial Officer	2002	137,255	29,025	0	153	(4)

(1)	This amount represents premiums paid on three life insurance policies on the life of Mr. Edelbrock.

(2)	This amount includes payments of accrued vacation benefits.

(3)	This amount includes premiums paid on three life insurance policies on the life of Mr. Thompson.

(4)	This amount includes premiums paid on one life insurance policy on the life of Mr. Feles.

(5)	Mr. Webb retired on June 30, 2004

     Option Grants. The Company made no option grants during the 2004 fiscal year.

     Option Exercises and Fiscal Year-End Values. Shown below is information with respect to the exercise of stock options by Named Officers during the 2004 fiscal year and unexercised options to purchase Common Stock of the Company held by Named Officers as of June 30, 2004.

			Number of Shares of
			Common Stock	Value of Unexercised,
			Underlying	In-the-Money
	Number of		Unexercised Options at	Options at
	Shares	Value	Fiscal Year-End (#)	Fiscal Year-End ($)
	Acquired On	Realized	Exercisable/	Exercisable/
Name	Exercise	($)	Unexercisable	Unexercisable
O. Victor Edelbrock	0	0	30,938 / 0	$156,546 / 0
Jeffrey L. Thompson	0	0	46,750 / 0	236,555 / 0
Ronald L. Webb	0	0	29,758 / 0	150,577 / 0
Wayne P. Murray	0	0	19,146 / 0	96,876 / 0
Aristedes T. Feles	0	0	16,105 / 0	64,794 / 0

     Employment Agreements. The Company is party to an employment agreement with O. Victor Edelbrock that expires on June 30, 2009, pursuant to which he serves as President and Chief Executive Officer of the Company and President of Edelbrock Foundry Corp. The employment agreement provides for a base salary of $445,702 per year, with annual raises to be determined by the Compensation Committee, and an annual bonus to be determined each year in good faith by the Compensation Committee utilizing such factors as Mr. Edelbrock’s performance and the Company’s and Edelbrock Foundry Corp.’s financial performance. Upon termination of Mr. Edelbrock’s employment during this term of the employment agreement for any reason other than “cause,” death or voluntary termination, the Company will be obligated to make a lump sum severance payment in an amount equal to Mr. Edelbrock’s then current annual base compensation plus an amount equal to the bonus paid for the year prior to such termination.

     The Company has also entered into similar employment agreements with Messrs. Thompson and Feles, which agreements will each also expire on June 30, 2009. Pursuant to their employment agreements, Messrs. Thompson and Feles are entitled to annual base salaries of $313,310 and $170,310, respectively. Messrs. Thompson and Feles are also entitled to annual bonuses to be determined each year in the good faith discretion of the Compensation Committee or Board, utilizing such factors as such employee’s performance and the financial performance of the Company. The employment agreement of each of these executives also provides that, upon termination of employment during this term of the employment agreement for any reason other than “cause,” death or voluntary termination, Edelbrock is obligated to make a lump sum severance payment in an amount equal to the executive’s then current annual salary, plus an amount equal to the bonus paid for the year prior to such termination.

     Director Compensation. All non-employee directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at, and activities relating to, meetings of the Board or any Board Committee plus $500 per diem. Employee directors are not compensated.

In connection with Mr. Edelbrock’s proposal to acquire all outstanding shares of the Company not already beneficially owned, see “Certain Relationships and Related Transactions” below, the Board of Directors formed a Special Committee to consider the offer, and determined that each member of the Special Committee should be compensated for his time and efforts with respect to the duties of serving on the Special Committee. The members of the Special Committee, Messrs. Hellmold, Pings and Herbst, will receive the following compensation for their service on the Special Committee regardless of whether any transaction is consummated: Mr. Hellmold, chairman of the Special Committee, will receive $40,000, and Dr. Pings and Mr. Herbst, members of the Special Committee, will each receive $25,000. In addition, the members of the Special Committee are entitled to receive reimbursement for the expenses incurred in connection with their service on the Special Committee.

     Compensation Committee Interlocks and Insider Participation. The Compensation Committee consists of five directors. Currently, the members of the Compensation Committee are Messrs. Herbst, Pettit, Pings, Hellmold, each non-employee directors of the Company, and Mr. Edelbrock, President and Chief Executive Officer of the Company. The Company’s 1994 Incentive Equity Plan and 1994 Stock Option Plan for Non-Employee Directors are administered by a committee consisting of Messrs. Herbst, Pettit, Pings, and Hellmold. None of the executive officers of the Company serves as a director of another corporation in a case where an executive officer of such other corporation serves as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial owners of greater than 5% of our outstanding common stock, and shares beneficially owned by the Company’s directors and officers is included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in the Company’s Annual Report on Form 10-K filed September 28, 2004.

The following information regarding the Company’s equity compensation plans is provided as of June 30, 2004:

EQUITY COMPENSATION PLANS

	Number of		Number of securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding options,	outstanding	plans (excluding
	warrants and rights	options, warrants	securities reflected in
	(1)	and rights	column (a) )
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	481,387	$11.62	112,613
Equity compensation plans not approved by shareholders	0	0	0

Total	481,387	$11.62	112,613

(1)	Includes 15,934 shares issuable upon vest of outstanding stock awards granted under the 1994 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 12, 2004, the Company announced that O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, had presented a proposal to the Company’s Board of Directors to acquire the outstanding shares of the Company’s common stock not already beneficially owned or controlled by Mr. Edelbrock. As mentioned above, following receipt of the proposal, the Company’s Board of Directors formed a Special Committee consisting of disinterested members of the Board to consider and negotiate the offer. The Special Committee retained its own legal and financial advisors with respect to such negotiations. On June 25, 2004, the Company entered into a definitive merger agreement with two corporations controlled by Mr. Edelbrock. Under the terms of the merger agreement, if the transaction is consummated, all of the outstanding shares of common stock, par value $0.01 per share, of Edelbrock not already owned by Mr. Edelbrock or certain family trusts for which he serves as trustee, will be converted into the right to receive $16.75 per share in cash without interest, with an aggregate cash transaction value of approximately $57.2 million. Additional information regarding the proposed transaction is set forth in the Company’s preliminary proxy statement as filed with the Securities and Exchange Commission, and, when available, the Company’s definitive proxy statement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

October 27, 2004	EDELBROCK CORPORATION

	By:	/s/ ARISTEDES T. FELES

Aristedes T. Feles
Vice President Finance, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*

O. Victor Edelbrock	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	October 27, 2004

*
Jeffrey L. Thompson	Executive Vice President, Chief	October 27, 2004
Operating Officer and Director

/s/ ARISTEDES T. FELES

Aristedes T. Feles	Vice-President, Finance and Director (Principal Financial Officer and Principal Accounting Officer)	October 27, 2004

*

Cathleen Edelbrock	Vice President of Advertising, and Director	October 27, 2004

*

Timothy D. Pettit	Director	October 27, 2004

*

Dr. Cornelius J. Pings	Director	October 27, 2004

* Jerry Herbst	Director	October 27, 2004

* Ralph O. Hellmold	Director	October 27, 2004

/s/ ARISTEDES T. FELES *By: Aristedes T. Feles		October 27, 2004
Attorney-in-fact

EDELBROCK CORPORATION
EXHIBIT INDEX

Number
and
Description
of Exhibit
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