Form 10-Q
period 2004-09-25
EDELBROCK CORP
filed 2004-11-09
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2004	Commission File Number 000-24802

EDELBROCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0627520

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2700 California Street, Torrance, California	90503

(Address of principal executive offices)	(Zip Code)

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

Yes             No X

As of November 9, 2004, the Company had 5,485,392 shares of Common Stock outstanding.

EDELBROCK CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 2004
INDEX

Page
Part I FINANCIAL STATEMENTS
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 25, 2004 and June 30, 2004	3
Consolidated Statements of Income for the Three Months Ended September 25, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 25, 2004 and 2003	5
Notes to Condensed Consolidated Interim Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17
Part II OTHER INFORMATION	18
SIGNATURES	19
CERTIFICATIONS	20-23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EDELBROCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25,	June 30,
	2004	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,868,000	$12,540,000
Accounts receivable, net	21,700,000	27,825,000
Inventories	31,295,000	28,399,000
Prepaid expenses and other	3,316,000	3,246,000

Total current assets	68,179,000	72,010,000
Property, plant and equipment, net	36,178,000	36,588,000
Goodwill, net of accumulated amortization of $56,000 at September 25, 2004 and June 30, 2004	1,172,000	1,172,000
License agreement, net of accumulated amortization of $140,000 at September 25, 2004 and $126,000 at June 30, 2004	666,000	680,000
Other	842,000	834,000

Total assets	$107,037,000	$111,284,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,262,000	$10,345,000
Accrued expenses	4,484,000	5,992,000
Current portion of long-term debt	25,000	35,000

Total current liabilities	11,771,000	16,372,000
Long-term debt and capital lease obligations	177,000	179,000
Deferred income taxes	3,990,000	3,984,000
Shareholders’ equity	91,099,000	90,749,000

Total liabilities and shareholders’ equity	$107,037,000	$111,284,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	September 25,
	2004	2003
Revenues	$26,032,000	$27,658,000
Cost of sales	16,603,000	17,804,000

Gross profit	9,429,000	9,854,000

Operating expenses
Selling, general and administrative	8,033,000	8,344,000
Research and development	837,000	894,000

Total operating expenses	8,870,000	9,238,000

Operating income	559,000	616,000
Interest expense	(1,000)	(4,000)
Interest income	25,000	11,000
Gain on sale of assets and other income	1,000	118,000

Income before taxes on income	584,000	741,000
Taxes on income	234,000	274,000

Net income	$350,000	$467,000

Basic net income per share	$0.06	$0.09

Diluted net income per share	$0.06	$0.09

Basic weighted average number of shares outstanding	5,485,000	5,454,000
Effect of dilutive stock options and warrants	152,000	11,000

Diluted weighted average number of shares outstanding	5,637,000	5,465,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
Increase (Decrease) in Cash and Cash Equivalents	September 25,
	2004	2003
Operating activities
Net income	$350,000	$467,000
Depreciation and amortization	1,337,000	1,396,000
Gain on sale of assets	(1,000)	(118,000)
Impairment on license agreement	—	36,000
Net change in operating assets and liabilities	(1,443,000)	(2,221,000)

Net cash provided by (used in) operating activities	243,000	(440,000)

Investing activities
Acquisition of property, plant and equipment	(904,000)	(582,000)
Proceeds from sale of assets	1,000	414,000

Net cash used in investing activities	(903,000)	(168,000)

Financing activities
Proceeds from issuance of common stock	—	77,000
Debt repayments	(12,000)	(314,000)

Net cash used in financing activities	(12,000)	(237,000)

Net decrease in cash and cash equivalents	(672,000)	(845,000)
Cash and cash equivalents at beginning of period	12,540,000	8,707,000

Cash and cash equivalents at end of period	$11,868,000	$7,862,000

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$1,000	$4,000

Income taxes	$130,000	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

EDELBROCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Business and Summary of Significant Accounting Policies

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

Basis of Presentation

The condensed consolidated interim financial statements of Edelbrock Corporation at September 25, 2004 and for the three month periods ended September 25, 2004 and 2003 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The June 30, 2004 balance sheet was derived from the balance sheet included in the Company’s audited consolidated financial statements as included in the Company’s Form 10-K for its fiscal year ended June 30, 2004 (File No. 000-24802).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements included in the Form 10-K indicated above. Operating results for the three-month period ended September 25, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

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

Note 1 – Business and Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure an amendment of SFAS 123” (“SFAS No. 148”) requires the Company to provide pro forma information regarding net income and income per share as if compensation expensed for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.148. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended 2004 and 2003: dividend yield of zero percent, risk-free interest rate of 6 percent, expected lives of ten years, and expected volatility of 35%. Under the accounting provisions of SFAS No. 148, the Company’s net income and income per share for 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	September 25,
	2004	2003
Net income:
As reported	$350,000	$467,000
Add: Stock based compensation expense included in reported net income, net of related tax effect	—	—
Deduct: Stock-based compensation expense determined under the fair value-based method	(1,000)	(3,000)

Pro forma	$349,000	$464,000

Basic Earnings Per Share:
As reported	$0.06	$0.09
Add: Stock based compensation expense included in reported net income, net of related tax effect	—	—
Deduct: Stock-based compensation expense determined under the fair value-based method	—	—

Pro forma	$0.06	$0.09

Diluted Earnings Per Share:
As reported	$0.06	$0.09
Add: Stock based compensation expense included in reported net income, net of related tax effect	—	—
Deduct: Stock-based compensation expensed determined under the fair value-based method	—	—

Pro forma	$0.06	$0.09

Note 1 – Business and Summary of Significant Accounting Policies (continued)

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

The following options and warrants were excluded from the computation of diluted net income per share as a result of the exercise price exceeding the average market price of the shares of common stock:

	Three Months Ended
	September 25,
	2004	2003
Options and warrants to purchase shares of common stock	11,000	444,139

Exercise prices	$16.71 - $17.73	$11.36 - $20.00

See Note 8 “Subsequent Events” related to stock options and warrants.

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

The changes in the Company’s product warranty liability are as follows:

	Three Months Ended
	September 25,
	2004	2003
Balance at July 1,	$598,000	$607,000
Accrual for current year claims	127,000	207,000
Warranty claims settled	(252,000)	(291,000)

Balance at September 25,	$473,000	$523,000

Segment Reporting

The Company is centrally managed and operates in one business segment: specialty automotive and motorcycle aftermarket parts.

Note 1 – Business and Summary of Significant Accounting Policies (concluded)

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

Controlling Shareholder

As of September 25, 2004, O. Victor Edelbrock, the Company’s Chairman, President, and Chief Executive Officer, has beneficial ownership of 51.2% of the Company’s common shares. As a result, Mr. Edelbrock has the ability to control the Company’s operations. See Note 7 “Going-Private Proposal”.

Note 2 – New Accounting Pronouncements

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

Note 3 — Inventories

Inventories at September 25, 2004 and June 30, 2004 consisted of the following:

	September 25,	June 30,
	2004	2004
	(Unaudited)
Raw materials	$17,842,000	$16,000,000
Work in process	1,705,000	1,635,000
Finished goods	12,048,000	11,064,000
Reserve	(300,000)	(300,000)

	$31,295,000	$28,399,000

Note 4 – Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets which superseded APB Opinion No. 17, Intangible Assets. SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addressed the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 was effective for fiscal year 2003; however, early adoption was allowed in fiscal year 2002. The Company elected to early adopt this Standard as of July 1, 2001. In applying SFAS 142, the Company had performed the transitional reassessment and impairment tests required as of July 1, 2001, and determined the goodwill and license agreement had indefinite lives and that there were no impairment on these assets at that time. The Company discontinued amortization on these assets on July 1, 2001. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and license agreement of $140,000.

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

The changes in the Company’s license agreement are as follows:

Balance at July 1, 2003	$758,000
Impairment on license agreement	(36,000)
Amortization expense	(42,000)

Balance at June 30, 2004	680,000
Amortization expense	(14,000)

Balance at September 25, 2004	$666,000

The expected remaining amortization expense for the license agreement for the next 5 years is $48,000 per year.

Note 5 – Commitments and Contingencies

Legal Proceedings

On April 13, 2004, an action styled as Robert Garfield v. O. Victor Edelbrock, et al., No. 374-N was filed in the Court of Chancery for New Castle County, Delaware. The named plaintiff in the case purports to bring claims on behalf of a class of all the Company’s shareholders (other than the defendants) against the Company and its directors. The plaintiff alleges that terms of the proposal to acquire the shares of the Company not already owned by him presented by Mr. Edelbrock are unfair and inadequate and that the defendants other than Mr. Edelbrock have responded to that proposal in a manner that violates their fiduciary duties to the plaintiff class. The action seeks to enjoin consummation of the transaction contemplated by the proposal or, if it has been consummated, rescission of the transaction and/or damages. On April 13 and 15, 2004, respectively, two other purported class actions making similar allegations and seeking substantially similar relief were filed in the same Court and styled as William Steiner v. Edelbrock Corporation, et al., No. 377-N; and Roger Delgado v. Edelbrock Corporation, et al., No. 388-N. The three actions have been consolidated into a single action. On July 30, 2004, the parties to the consolidated action entered into a memorandum of understanding (“MoU”) with respect to a proposed settlement of these actions. The parties have been negotiating the final forms of settlement documents to implement the terms of the MoU. Plaintiffs’ counsel has also reviewed documents they deemed relevant and taken three depositions to confirm their understandings with respect to the transaction and related factual matters. Under the terms of the proposed settlement, which is subject to court approval, the plaintiffs’ counsel will be entitled to $425,000 in fees and expenses in the aggregate. The Company maintains a $5,000,000 Directors & Officers insurance policy with a $150,000 deductible that is expected to cover this settlement and related costs of defending the claim above the deductible. See Note 7 “Going-Private Proposal” within the Notes to the Consolidated Financial Statements.

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

Note 7 – Going-Private Proposal

On April 12, 2004, the Company announced that Mr. Edelbrock had presented a proposal to the Company’s Board of Directors to acquire the outstanding shares of the Company’s common stock not already beneficially owned or controlled by Mr. Edelbrock. On June 25, 2004, the Company entered into a definitive merger agreement with two companies controlled by Mr. Edelbrock. Under the terms of the merger agreement, if the transaction is consummated, all of the outstanding shares of common stock, par value $0.01 per share, of Edelbrock not already owned by Mr. Edelbrock or certain family trusts for which he serves as trustee, will be converted into the right to receive $16.75 per share, net to the seller in cash, without interest. During the first quarter ended September 25, 2004, the Company incurred $179,000 related to professional fees associated with the proposed going-private transaction. Total professional fees associated with the proposed going-private transaction since inception amounted to $675,000 through September 25, 2004.

Note 8 – Subsequent Events

In connection with the proposed going-private transaction, the special committee and the audit committee of the Company’s board of directors approved the payment by the Company to all holders of options expiring by their terms on October 19, 2004, of the difference between $16.75 per share and the respective exercise price of the option, provided, however, that Mr. Edelbrock would not receive such a payment for his options held expiring October 19, 2004. The total number of option shares equaled 2,623,527 and the total dollar amount of approximately $1.25 million was expensed and paid on October 18, 2004. Pursuant to the terms of the merger agreement, all other holders of stock options, which consisted of 29,900 shares, will be paid out at the closing of the going private transaction, if consummated, at the difference of $16.75 and their respective exercise prices which totaled approximately $227,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarter ended September 25, 2004. The following should be read in conjunction with the Condensed Consolidated Interim Financial Statements and related notes appearing elsewhere herein.

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

Three Months Ended September 25, 2004, Compared to Three Months Ended

     Revenues

Revenues decreased 5.9% to $26.0 million for the three months ended September 25, 2004 from $27.7 million for the same period of 2003. This decrease was primarily the result of a decrease of $678,000, or 11.1%, in the sale of aluminum automotive intake manifolds; a decrease of $630,000, or 6.9% in the sale of automotive carburetors; a decrease of $271,000, or 22.6% from sales by its aluminum foundry to third party customers; and a decrease of $190,000, or 24.0%, in the sale of exhaust products. The Company primarily attributed the decrease in revenues to the timing of sales orders in connection with its “VIP” dating program whereby certain customers are offered orders that ship by the end of its second quarter with extended credit terms. In addition, revenues were impacted by the stagnant economy, the higher price of gasoline, and uncertainty related to the national election.

     Cost of Sales

Cost of sales decreased 6.7% to $16.6 million for the three months ended September 25, 2004 from $17.8 million for the same period of 2003. As a percentage of revenues, cost of sales decreased to 63.8% for the three months ended September 25, 2004 from 64.4% for the same period of 2003. The decrease in cost of sales as a percent of revenues was primarily due to prior period cost overruns at the Company’s aluminum foundry.

     Selling, General and Administrative Expense

Selling, general and administrative expenses decreased 3.7% to $8.0 million for the three months ended September 25, 2004 from $8.3 million for the same period of 2003. The decrease was mainly attributed to a decrease in commissions and other variable selling expenses associated with decreased revenues. As a percentage of revenues, selling, general and administrative expense increased to 30.9% for the three months ended September 25, 2004 from 30.2% for the same period of 2003. The increase in expenses as a percentage of revenues was mainly due to lower revenues spread over relatively fixed costs.

     Research and Development Expense

Research and development (“R&D”) expense decreased 6.4% to $837,000 for the three months ended September 25, 2004 from $894,000 for the same period of 2003. As a percentage of revenues, R&D expense remained unchanged at 3.2% for the three months ended September 25, 2004 and for the same period of 2003.

     Interest Expense

Interest expense decreased to $1,000 for the three months ended September 25, 2004 from $4,000 for the same period of 2003. The decrease was primarily due to a lower balance of long-term debt.

     Interest Income

Interest income increased to $25,000 for the three months ended September 25, 2004 from $11,000 for the same period in 2003. The increase was primarily due to higher balance of invested cash.

     Gain on Sale of Assets

Gain on sale of assets was $1,000 and $118,000 for the three months ended September 25, 2004 and 2003, respectively. The gain for the three months ended September 25, 2003 can be primarily attributed to the sale of a real estate asset.

Three Months Ended September 25, 2004, Compared to Three Months Ended September 25, 2003 (concluded):

     Taxes on Income

The provision for income taxes decreased to $234,000 for the three months ended September 25, 2004 from $274,000 for the 2003 period. The effective tax rate for the 2004 period was 40% as compared to 37% for the 2003 period. The effective tax rate increased mainly due to certain going-private costs which are not deductible for tax purposes and the elimination of the California Manufacturers’ Investment Tax Credit.

     Net Income

The Company’s net income for the three months ended September 25, 2004 decreased 25.1% to $350,000 from $467,000 for the same period of 2003. This decrease was the result of the items mentioned above.

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

Liquidity and Capital Resources

The Company’s liquidity requirements arise primarily from the funding of its seasonal working capital needs and capital expenditures. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds under the Company’s $8.0 million revolving credit facility with Bank of America, NT & SA (“Revolving Credit Facility”) which expires on February 1, 2005. The Company expects to renew this credit facility prior to expiration if an alternative financing agreement has not been established prior to this date. Due to seasonal demand for the Company’s products, the Company normally builds inventory during the first and second fiscal quarters in advance of the typically stronger selling periods during the third and fourth fiscal quarters.

The Company believes that funds generated from operations and funds available under the Revolving Credit Facility together with cash balances will be adequate to meet its working capital, debt service and capital expenditure requirements through the next twelve months. The Company has made capital expenditures of $904,000 during the first quarter of fiscal year 2005 mainly for capital equipment and modification upgrades to its distribution center. The Company anticipates making additional capital expenditures of approximately $2.0 — $3.0 million for the remainder of fiscal year 2005 primarily for additional capital equipment to increase production and efficiency.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company’s Revolving Credit Facility with Bank of America, NT & SA. The Company’s Revolving Credit Facility is an $8 million line of credit with an interest rate based on the prime rate (4.75% as of September 25, 2004) and expires on February 1, 2005. Because the interest rate on the Revolving Credit Facility is variable, the Company’s cash flow may be affected by increases in the prime rate. Management does not believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company. As of September 25, 2004, the Company’s outstanding balance on the Revolving Credit Facility was zero.

Item 4. Controls and Procedures

The Company’s President, Chief Executive Officer, and Chairman of the Board, O. Victor Edelbrock, and the Company’s Vice-President of Finance and Chief Financial Officer, Aristedes T. Feles, have evaluated the Company’s disclosure controls and procedures as of September 25, 2004. These controls and procedures are designed to ensure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to Messrs. Edelbrock and Feles on a timely basis.

Based on their evaluation, Messrs. Edelbrock and Feles concluded that the Company’s disclosure controls and procedures are suitable and effective for the Company, taking into consideration the size and nature of the Company’s business and operations. Subsequent to the date of their evaluation, there have been no significant changes in the Company’s disclosure controls and procedures, internal controls over financial reporting,, or in other factors that have materially affected or would reasonably be likely to materially affect the Company’s internal controls over financial reporting and related procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See information disclosed in the Annual Report on Form 10-K for the Registrant filed September 28, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Reports on Form 8-K

The Company filed a report on Form 8-K on September 10, 2004 and on September 28, 2004 each as related to its report on earnings for the fourth quarter and fiscal year ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDELBROCK CORPORATION Registrant
Date: November 9, 2004	ARISTEDES T. FELES Aristedes T. Feles Vice President of Finance Chief Financial Officer and Director