Form 10-Q/A
period 2004-09-25
EDELBROCK CORP
filed 2004-11-19
CIK 929037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes☒     No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☐      No☒

As of November 9, 2004, the Company had 5,485,392 shares of Common Stock outstanding.

EXPLANATORY NOTE
Item 4. Controls and Procedures
Exhibits
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 solely to amend Part 1, Item 4. of the Quarterly Report of Form 10-Q as originally filed on November 9, 2004. This Amendment does not reflect any events occurring after the original date of filing of the report on Form 10-Q, or otherwise modify or update any of the information contained therein.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President, Chief Executive Officer, and Chairman of the Board, O. Victor Edelbrock, and the Company’s Vice-President of Finance and Chief Financial Officer, Aristedes T. Feles, evaluated the Company’s disclosure controls and procedures as of September 25, 2004. These controls and procedures are designed to ensure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that the information is accumulated and communicated to the Company’s management, including Messrs. Edelbrock and Feles on a timely basis.

As required by Rule 15d-15, promulgated by the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 25, 2004 covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company’s files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Subsequent to the date of such evaluation, there has been no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

2

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

EDELBROCK CORPORATION
Registrant

Date: November 19, 2004	ARISTEDES T. FELES
Aristedes T. Feles
Vice President of Finance Chief Financial Officer and Director

3